Form 10-K
period 2009-12-31
Archipelago Learning, Inc.
filed 2010-03-05
CIK 1470699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-34555
(Commission File Number)

Archipelago Learning, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0767387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 Carlisle Street, Suite 345, Dallas, Texas (Address of Principal Executive Offices)	75204 (Zip Code)
(800) 419-3191
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐       No ☑
     As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the NASDAQ Global Market on November 20, 2009. As of December 31, 2009, the aggregate market value of our common stock held by non-affiliates was $180,644,698.
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of February 26, 2010 was 25,111,162.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s Definitive Proxy Statement relating to the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

		Page
Special Note Regarding Forward-Looking Statements
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	61
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions and Director Independence	61
Item 14.	Principal Accounting Fees and Services	61
PART IV
Item 15.	Exhibits and Financial Statement Schedules	61
Signatures		62
EX-10.45
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-99.2

Special Note Regarding Forward-Looking Statements
     Certain disclosures and analyses in this Form 10-K, including information incorporated by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are considered forward-looking statements and reflect current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements generally can be identified by use of phrases or terminology such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
     These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results. They are subject to risks and uncertainties which may be beyond our control, including those discussed below, in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. Although we believe that these forward-looking statements are based on reasonable assumptions, many factors could cause actual results to vary materially from those anticipated in such forward-looking statements, including:
•	Most of our customers are public schools, which rely on state, local and federal funding. If any state, local or federal funding is materially reduced, our public school customers may no longer be able to afford to purchase our products and services;

•	If national educational standards and assessments are adopted, or if existing metrics for applying state standards are revised, new competitors could more easily enter our markets or the demands in the markets we currently serve may change;

•	If Congress does not reauthorize the Elementary and Secondary Education Act, commonly referred to as ESEA, or other legislation does not continue to mandate state educational standards and annual assessments, demand for our products and services could be materially adversely affected;

•	Our recent rapid growth, the recent introduction of a number of our products and services and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives;

•	The recent ongoing adoption of online learning in established education markets makes it difficult for us to evaluate our current and future business prospects. If web-based education fails to achieve widespread acceptance by students, parents, teachers, schools and other institutions, our growth and profitability may materially suffer;

•	Our revenue is primarily generated by sales of subscriptions to our Study Island products over the term of the subscription. Our customer renewal rates are difficult to predict and declines in our sales of Study Island products or our customer renewal rates may materially adversely affect our business and results of operations; and

•	Our Study Island products are predominantly purchased by individual schools, and any decisions at the district or state level to use the products and services of one of our competitors, or to limit or reduce the use of web-based educational products, could materially adversely affect our ability to attract and retain customers.
     Any forward-looking statement contained herein speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
     This Form 10-K also contains market data related to our business and industry. See Item 1 “Business.” This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.
     “Archipelago Learning,” “Study Island,” “Northstar Learning” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-K without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners. As indicated in this document, we have included market and industry data obtained from industry publications and other sources. See Item 1 “Business.”

PART I

Item 1.	Business
Basis of Presentation
     Prior to our initial public offering on November 25, 2009, we conducted our business through Archipelago Learning Holdings, LLC, formerly known as Study Island Holdings, LLC, and its subsidiaries. Prior to the consummation of the initial public offering, a reorganization, or the “Corporate Reorganization,” occurred whereby Archipelago Learning Holdings, LLC became a wholly owned subsidiary of Archipelago Learning, Inc., a newly formed Delaware corporation. Unless the context requires otherwise, references throughout this report and in the Consolidated Financial Statements and related notes to “Archipelago Learning,” “we,” “us,” “our company” or similar terms refer to Archipelago Learning, Inc. and its subsidiaries, after giving effect to our Corporate Reorganization. Prior to the Corporate Reorganization and our initial public offering, Archipelago Learning, Inc. held no material assets and did not engage in any operations.
Overview
     Archipelago Learning is a leading subscription-based online education company. We provide standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, our core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of December 31, 2009, Study Island products were utilized by over 9.5 million students in 21,705 schools in all 50 states, Washington D.C. and Canada. During 2009, students answered approximately 3.2 billion of our practice questions. We recently began offering online postsecondary programs through our Northstar Learning product line.
     We capitalize on two significant trends in the education market: (1) an increased focus on higher academic standards and educator accountability for student achievement, which has led to periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment, and (2) the increased availability and utilization of web-based technologies to enhance and supplement teacher instruction, engage today’s technology-savvy learners and improve student outcomes.
     Despite spending an estimated $630 billion in the 2007-2008 school year on K-12 education — more than any other developed country — the United States ranks 25th in the world in the quality of its primary education system, according to the World Economic Forum. In response to this gap, policymakers and parents are paying greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators and school districts. In addition, increased usage and acceptance of online technology is changing how educational content, such as lessons, homework and assessments, is delivered and utilized. These new educational tools and technologies help improve the learning experience of students by augmenting the teaching techniques of skilled teachers and supporting and strengthening the skills of inexperienced or less effective instructors.
     Our Study Island products are designed to improve educational results and meet accountability criteria, leveraging the widespread adoption of online technologies. Study Island combines rigorous content that is highly customized to specific standards in reading, math, science and social studies with interactive features that reinforce and reward student accomplishments. We believe faculty and school administrators purchase Study Island because it is an innovative, low-cost and high-impact solution for enhancing teacher effectiveness, promoting student learning of core subject concepts and skills and preparing students for state standardized tests. By enabling teachers to track student performance in real-time, Study Island facilitates differentiated instruction to address learning gaps for individual students, while allowing administrators to monitor student progress and measure teacher effectiveness. Study Island was recognized as one of the top 100 educational products for the 2008-2009 school year by District Administration magazine’s reader’s choice survey.
     Our flexible web-based distribution model and in-house content development capabilities allow us to continually update and improve our products, distribute our products in a cost-efficient manner, and price our products affordably. Over the last nine years we have created a digital library of approximately 350,000 proprietary questions and explanations, a simple but elegant content management system and HTML authoring system, and a built-in ability to dynamically generate additional questions.

     We have significantly grown the number of students and schools served by our products since our inception in 2000. From 2000 to 2006, we concentrated our efforts on developing our Study Island products, increasing from 27 products to 429 products during that period. In 2007, we began focusing on managing our growth and operations more efficiently, particularly with the hiring of our current management team. In addition, we have developed a sophisticated sales and marketing force that has been successful in growing our sales and customer base. We increased the number of school customers and registered student users of our Study Island products, from approximately 7,800 schools and 3.0 million students in 2006, to 21,705 schools and over 9.5 million students as of December 31, 2009.
     We intend to utilize our Study Island content development and assessment expertise to target various instruction, assessment and exam preparation areas within the postsecondary education market through our Northstar Learning product line, which provides instruction, practice, assessment and test preparation for targeted high enrollment postsecondary course areas.
Our Markets
     The U.S. educational system, consisting of K-12 and postsecondary education, collectively includes approximately 74 million students and approximately $1 trillion in educational expenditures according to NCES.
The K-12 Education Market
     The U.S. K-12 education market consists of approximately 55 million students in approximately 117,000 schools, according to MDR. The U.S. K-12 school system has approximately 94,000 public schools in 15,000 school districts and county and regional centers and approximately 23,000 private and Catholic schools, according to MDR.
Key Dynamics in the K-12 Education Market
     A number of key dynamics have impacted the K-12 education market in recent years:
     Increased Accountability. Despite spending an estimated $630 billion during the 2007-2008 school year on K-12 education — more than any other developed country — the United States ranks 25th in the world in the quality of its primary education system, according to a 2008-2009 report by the World Economic Forum, which describes this as a “competitive disadvantage.” American students are slipping further behind their foreign peers in international assessments, and fewer are showing an interest in the science, technology, engineering and math fields that are vital to innovation and entrepreneurial vigor. Within the United States, there exists a growing disparity in the academic performance of students in public schools in affluent communities compared to that of students in poorer neighborhoods. As a result, policymakers and parents have paid greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators and school districts. States publish accountability reports that show each school’s progress and ability to meet proficiency standards, and these results are often reported by local press outlets. This increased visibility into school performance has led to increased parent and policymaker pressure on schools and teachers, including at the presidential level. President Obama’s administration has launched the $4.35 billion “Race to the Top” fund to highlight and replicate innovative education strategies as part of the administration’s highly publicized efforts to reform education.
     Legislative Developments. In 2001, Congress passed the reauthorization of the Elementary and Secondary Education Act, or ESEA, commonly referred to during the Bush administration as No Child Left Behind. ESEA requires states receiving federal funding for education to establish high, state-wide, academic standards in reading, mathematics and science for students in grades 3 through 8 and in high school and to assess students’ proficiency in meeting these standards annually. ESEA requires states to set incremental milestones for all students to show yearly proficiency improvements, with the goal that all students perform at grade-level proficiency by 2014. As states implemented new, higher academic standards and assessments in response to ESEA, it became clear that after the first two years of implementation, many schools, particularly those in large, urban, poorer communities were not meeting ESEA’s Adequate Yearly Progress, or AYP, milestones. As a result, educators began exploring instructional tools to help students master academic standards and improve performance on accountability assessments. This has driven demand for standards-based content and both formative and summative, or end-of-year, assessment products. The ESEA initially was scheduled for reauthorization in October 2008, but was extended in order to allow the new U.S. presidential administration to impact the direction of any future reauthorization. After two years, we believe that there is still substantial uncertainty around the substance and timing of the reauthorization.

     While many politicians, including the President, believe that the nation’s primary education law needs to be revised, it is uncertain whether this will happen this year. In his 2010 State of the Union address, President Obama held out the hope of overhauling the primary law outlining the federal role in public schools, but experts say it would be difficult for the administration in 2010 because the law has produced discord and there are many competing priorities.
     In its 2011 fiscal year budget proposal, the Obama administration recommended two key changes to ESEA, both of which are controversial:
(1)	To replace the accountability system established in No Child Left Behind with a new system built around the goal of helping all students graduate high school college- and career-ready. President Obama has suggested replacing the AYP benchmarks with new standards based on college and career readiness, which have not been finalized. President Obama’s proposal eliminates the No Child Left Behind mandate that all students be proficient in reading and math by 2014. The administration and its supporters suggest that this was an impossible target while others fear that backing away from this absolute mandate is a mistake in a field where nothing short of high-stakes testing grabs the attention of students, parents, teachers, and school administrators.
(2)	To shift the method of distributing federal education dollars from formula alone to a system that also rewards excellence based on competition and performance. The new accountability system would divide schools into more categories, offering recognition and additional funds for those states, districts and schools that are succeeding and providing large new amounts of money to help either improve or close chronically failing schools. While some consider this proposal as a positive step toward greater accountability in terms of how federal education funds are spent, others worry that this measure will create further inequities as the students in those schools needing the most assistance will be penalized further due to adult mistakes.
     More recently, in early 2009, Congress passed the American Recovery and Reinvestment Act, or ARRA, better known as the stimulus act, which provides more than $64 billion of federal funds for the Department of Education, with a phased roll-out of such funds to states between April 2009 and the spring of 2010. As part of the ARRA stimulus package, $4.35 billion was set aside for a Race to the Top competition. In order to receive these education funds, states must satisfy certain conditions, which are expected to correspond with the basic tenets of ESEA reauthorization. These conditions include assurances that states will strive to meet more rigorous educational standards, improve underperforming schools, lower high school dropout rates and ensure student readiness for success in college and in the workforce. Applications for Race to the Top funds were submitted by 40 states and the District of Columbia in January (round one) with 16 finalists announced March 4, 2010 (Colorado, Delaware, District of Columbia, Florida, Georgia, Illinois, Kentucky, Louisiana, Massachusetts, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Tennessee). The round one winners, anticipated to be six or so states, are to be announced in April. Round two applications are due in June with winners to be announced in September. If a state’s application is not approved in round one, it is anticipated that it will receive feedback and can resubmit in round two. In addition, the President’s 2011 fiscal year budget proposal includes an additional $1.35 billion in Race to the Top funds.
     While uncertainty remains regarding the exact timing and substance of federal legislative efforts and how they play out over the next two to three years, we believe that we are positioned to perform well in the current environment for various reasons: (1) we are aligned with educational reform policies and initiatives, (2) we make innovation easy as schools shift from print-based solutions to online digital content, instruction, assessment and data reporting, (3) we have a proven model and track record for engaging and improving learning outcomes, (4) we are affordable compared to other educational product offerings and (5) we still have relatively low overall school penetration with room for growth.
     Increased Access to Computers and the Internet. Today’s students use computer technology in and out of the classroom, and many students have access to internet-enabled computers at school and home. Increased usage and acceptance of online technology is changing how educational content is delivered and utilized by teachers and students. According to the Consortium for School Networking, 98% of rural and wealthy schools have high-speed internet access in classrooms, as do 93% of classrooms in poor urban school districts. More than 80% of Americans now have a computer in their homes and, of those, almost 92% have internet access, according to a study on home internet access from The Nielsen Company. In addition, ESEA mandates that schools improve school-to-home or school-to-parent communication and involvement in their child’s education. As a result, schools are increasingly looking for integrated website portals and productivity tools to more easily comply with this mandate, more effectively use student achievement data to keep parents informed and more readily guide parents’ ability to help their children improve their skills and proficiency.

The Market for Supplemental Learning Materials
     Schools use a variety of supplemental materials to augment their core curriculum, provide remediation and enrichment and offer additional learning opportunities in the classroom and at home. These materials include traditional print-based materials, such as textbooks, workbooks, problem sheets and printed reading materials. With increased availability and use of computers in the classroom and at home, vendors have developed software and, increasingly, online programs and content as an alternative to print-based materials.
     Increased accountability, combined with the need for districts and states to meet the requirements of ESEA and other legislative developments, has resulted in a significant decrease in spending on traditional print-based and software-based supplemental materials and a growing market for innovative online programs that offer functionality and real-time assessment and reporting not provided by traditional solutions.
     Limitations of Traditional Print Products. Educators increasingly are recognizing the limitations of traditional print-based textbook and workbook learning materials, which are static, cannot be quickly corrected for errors or updated to address evolving standards, cannot provide individualized feedback to students, do not provide teachers with a method to quickly track student progress and become ragged and obsolete with time and usage. Such traditional print-based learning materials are costly and need to be replaced on a regular basis due to the publication of newer editions or, in the case of workbooks, use by students. These materials also do not provide administrators with easily obtainable metrics to measure the performance of classes, teachers or individual grades in their schools on a regular basis.
     Limitations of Software Products. As a result of the recognition of the limitations of print-based products and the perceived advantages of computer-based materials, educators began to utilize software-based supplemental materials, such as CD-ROMs. However, these materials also have significant limitations. Software products are designed to run on specific operating systems with specific memory requirements, and require installation on individual computers or costly and time-consuming installations on centralized computer systems. Software products place increased demands on schools’ limited IT personnel, systems and budgets. Access to these products is typically limited to the computers in a specific classroom or computer lab and cannot be used at home unless schools provide a student with a disk containing the software and the student has access to a computer with the appropriate operating system or ability to play a CD-ROM. Any updates require the publication, receipt, distribution and installation of new software or CD-ROMs, which could take months and require the school to purchase new versions. In addition, software-based products are typically unable to provide real-time feedback about student performance to teachers or educators.
     Advantages of Online Learning Solutions. Online products can provide educators with real-time feedback on student progress, allowing for tailored instruction based on individual student or classroom needs, and can generate school-wide reports to administrators. Online products also are easily, automatically and frequently updated with new or more current content, additional features and enhancements and provide students with instant feedback, positive reinforcement and remediation when proficiency levels are not met. Also, unlike software- or CD-ROM-based learning materials, web-based products require no software to be installed in school or home computers and can be accessed anywhere the internet is available. Web-based products can be offered at lower prices as they do not require expenditures for publishing, paper or electronic media, shipping or warehousing.
Our Competitive Strengths
     We believe the following are our key competitive strengths:
     Customized, Standards-Based Content. Study Island offers online, standards-based instruction, practice and assessments for K-12 built from applicable standards in all 50 states, as well as Washington, DC. We believe this deep customization is attractive to educators, providing them with a resource that meets their specific state and grade-level teaching needs in a variety of subjects. We offer 1,249 grade level Study Island products in math, reading/language arts, writing, science and social studies. In addition, Northstar Learning offers instruction, practice, assessments and test preparation for the GED and allied health licensure exams, as well as developmental studies in college readiness English/language arts and mathematics.

     Real-time Student Tracking, Built-in Remediation and Enrichment. We provide real-time reporting on student achievement, allowing educators to quickly identify learning gaps and provide targeted instruction and practice. Study Island also provides students with immediate feedback and explanations and, when required, remediation content designed to build foundational skills in order to accelerate students to grade-level proficiency. In addition, our products provide professional development materials that provide best-practice techniques for teachers to help students grasp key concepts and skills.
     Engaging, Fun and Easy to Use for Students. Our products utilize a simple, graphical user interface that is intuitive and easy to use. In addition, our Study Island products incorporate games and rewards in order to make learning fun and engaging for students. By engaging students and providing them with the tools they need to succeed, we enable them to take control of their own learning, boost their confidence and keep them interested in using our products, while creating a culture of academic success.
     Accessible, Dynamic Web-based Platform. Our products are delivered entirely online so they can be used by teachers and students on computers wherever internet access is available, such as classrooms, computer labs, media centers, school libraries, public libraries or at home. Our programs are compatible with existing school and school district enterprise systems and require no additional software, no installation or maintenance and no extensive implementation or training. Moreover, unlike traditional workbooks or software products, our Study Island and Northstar Learning content is easily and quickly updated whenever content or functionality enhancements are introduced or products are modified due to changes in state standards.
     High Impact, Low Cost Solution. Study Island offers a comprehensive online educational solution on a hosted platform and provides high quality content, assessment and reporting for core subjects in a wide range of grade levels. This eliminates the need for schools to have multiple vendors or systems, thereby simplifying purchasing, training and implementation. At an annual price per student per subject of as low as $3, or per student for all subjects as low as $10, Study Island products are significantly less expensive than competing traditional print, software and online alternatives provided by large education publishers. Northstar Learning products are priced in the $10 to $45 range and are also substantially less expensive than traditional textbook and software products currently purchased by students at community colleges, technical colleges, proprietary or for-profit colleges.
     Management Team with Strong Education Industry Expertise. Members of our senior management team have extensive experience in the education industry and in serving the academic community. Our Chief Executive Officer Tim McEwen, who has approximately 34 years of experience in the industry, and our Chief Financial Officer James Walburg, who has 27 years of public company accounting and finance experience, both joined us in 2007. Our Chief Technology Officer Ray Lowrey, who has approximately 14 years of experience in the education industry, joined us in 2008. Our Chief Operating Officer Martijn Tel, who has over 7 years in educational publishing businesses, and our Chief Marketing Officer Allison Duquette, who has over 20 years in educational technology businesses, joined us in 2009. Under their leadership, our business has grown significantly and the number of school customers and registered student users of our Study Island products have increased from approximately 7,800 schools and 3.0 million students in 2006 to 21,705 schools and over 9.5 million students as of December 31, 2009.
Key Attributes of Business Model
     We believe the following are the key attributes of our business model:
     High Revenue Visibility and Strong Cash Flow Generation. We believe we have an attractive business model characterized by a visible recurring revenue stream and high profit margins. Our subscription-based revenue model and high recurring revenue provide strong earnings visibility. Our operations are designed to achieve and maintain attractive profit margins through our highly scalable 100% online delivery platform, low research and development requirements and viral marketing strategy. In addition, we believe our low capital expenditure requirements and up-front subscription payments by customers generate strong cash flow and high returns on invested capital.
     Scalability and Flexibility. We continue to scale our business by increasing our product offerings, our sales and the number of students, teachers and schools using our products without incurring significant incremental expense. Our content development processes allow us to quickly and inexpensively update or create products and we can easily add these new products as well as new users through our single online delivery platform. Our flexible sales model incorporates in-house web optimization, direct mail and email marketing, which allows us to incrementally expand our sales and marketing efforts at a relatively low cost. In addition, our centralized, online delivery model is more cost-effective for our customers relative to traditional licensed and installed software solutions and traditional textbook and workbook publishers.

     Powerful, Demand-Driven Sales and Marketing. Our Study Island products are often introduced into the classroom by principals or teachers, rather than mandated by district-level administrators. Approximately 58% to 78% of surveyed customers of Study Island reported that they discovered Study Island through word-of-mouth endorsements from other educators, according to annual independent Market Measurement surveys of 500 Study Island customers conducted since 2006. In addition to this viral demand for our products and services, we have a 119-member team of specialized sales and marketing professionals who are experienced in generating new sales of online educational products. We believe that our focus on the classroom and site-level sales results in greater customer loyalty, as evidenced by growing revenue from our existing customer base. In addition, the price points for our Study Island products are set at levels that typically fall within a school principal’s discretionary budget or can be funded by individual teachers or through parent fundraising efforts. Once teachers and principals in one school become dedicated customers, we believe their recommendations often lead to additional sales within the school and other schools within the district. Over time, these site-based customer advocates are instrumental in helping us gain access to district administrators and achieve district-wide purchases.
Our Growth Strategy
     Our goal is to be the leading provider of subscription-based online education tools across the K-12 and postsecondary education markets through the following strategies:
     Expand the Number of Schools Using Our Study Island Products. As of December 31, 2009, our Study Island products were used in 21,705 schools throughout all 50 states, Washington, DC and Canada. Sales to schools in the United States represented approximately 18.8% of the approximately 94,000 public and 23,000 private and Catholic K-12 schools in the United States. We believe that there is a significant opportunity to expand the number of schools that use Study Island. For example, only approximately 11.3% of our revenue in 2009 was derived from subscriptions of our Study Island products by high schools. We believe the Obama administration’s focus on lowering the high school drop-out rate and improving high school graduate college and job readiness will drive increased demand for our high school products. Accordingly, we believe high schools provide us with a significant market opportunity. We also continue to expand our sales organization in specific states, targeting our direct mail and e-marketing efforts to educators in schools that do not use Study Island, encouraging a “viral” marketing model through the use of customer references and referrals, providing free product trials and optimizing the appearance of Study Island in key-word searches on leading web search engines. In addition, as we deepen our school penetration, we increasingly are focused on selling Study Island at the district level.
     Increase Revenue per School. In many schools that we serve, we have the opportunity to sell additional core grade level and subject area products, as well as new products, such as our benchmark assessments and graphic novel reading intervention, to teachers who already subscribe to one or more of our products. Our inside sales team specifically targets our existing customer base to sell add-on products. As we enhance our products with new features and functionality that increase the value of Study Island to our customers, we believe we will be able to price these enhancements accordingly. In addition, the increased complexity of high school subject matter and related assessment standards allow us to price high school products higher than those for the elementary and middle school markets, and high school enrollments are usually larger, resulting in higher average revenue from invoiced sales. We intend to leverage our domain expertise in instruction, practice and assessment to introduce new high school oriented products, including reading and math remediation products and core subject end of course and exit exam preparation, advanced placement exam preparation, PSAT, SAT, ACT and other test preparation, and high school courses for credit and credit recovery.
     Develop New Products and Enhance our Online Platform. We continually develop new Study Island products, as well as new features and functionality for our online platform, to address student needs and teacher requests. These products also provide additional revenue opportunities. For example, we recently introduced state-specific benchmark assessment products to enable teachers to predict student performance and provide diagnostic information to guide instruction, as well as a graphic novel reading intervention product that is designed to remediate students who are significantly below grade-level reading expectations. We introduced a new version of our Study Island online platform in January 2010, which includes a custom assessment builder, lesson plans and lessons, video content, special needs support (including expanded text-to-speech functionality), a writing utility, digital locker, new and more sophisticated games, and embedded professional development for teachers.

     Expand Into New Related Markets. We believe there is a significant opportunity to sell our products and services in the postsecondary market and in new geographic and end markets.
•	Launched in 2009, Northstar Learning targets the postsecondary market utilizing our content development, instruction, exam preparation and assessment expertise. Currently, Northstar Learning has products in developmental studies for the approximately $2.5 billion college remedial studies market and in vocational education and licensure exam preparation in the healthcare occupational field. Our Northstar Learning products also include GED exam preparation products, and PRAXIS teacher certification preparation products, which we launched in the fourth quarter of 2009. We plan to expand our marketing efforts to increase awareness of the Northstar Learning brand and products.
•	We introduced our Study Island products in the three largest English-speaking Canadian provinces in October 2009. We believe other English-speaking countries, including the United Kingdom, Australia, New Zealand and South Africa, also provide potential near-term growth opportunities, and we intend to develop products for these markets. In addition, we are exploring the opportunities to sell Study Island products directly to parents as well as expanding our sales efforts to public libraries, school libraries and homeschool settings.
     Pursue Acquisitions and Strategic Relationships. Since 2007, we have sought acquisitions and strategic alliances that expand our product and service offerings and provide additional revenue opportunities. We intend to continue to pursue acquisitions that have products, services and businesses that are compatible with our Archipelago Learning brand identity, culture and corporate mission. We expect that our acquisition activity will be focused primarily on web-based products and services for our target markets. In addition, we believe our large student audience of over 9 million K-12 students provides a significant and valuable opportunity to enter into strategic relationships in order to cross-sell other appropriate, teacher- and parent-approved products to our students.
Our Products and Services
     Archipelago Learning is a leading subscription-based online education company. Our products provide standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms.
Core Educational Principles
     We believe that one of the keys to our success lies in our core educational principles that guide product design and development:
•	Clear expectations. Each Study Island and Northstar Learning session focuses on an academic standard or underlying topic and sets forth a clear goal for the student to master the targeted skill or concept.

•	High quality, rigorous content. We have internal subject area writer and editor expertise and deep knowledge of each set of specific standards for which we offer products. We build content from the ground-up, customized to each set of standards for a particular subject. We utilize a scaffolding approach to content development that begins with skill building and then builds to higher level thinking skills. This “building block” learning approach ensures that students master grade level content and are prepared for state assessments.

•	Fun and engaging assignments. Study Island sessions are embedded with short games segments and reward student mastery of standards with achievement certificates. These features provide continual positive reinforcement and reward learning to engage students and build student confidence.

•	Immediate feedback. Students receive immediate feedback and explanations for each question, allowing them to learn and quickly apply new knowledge to subsequent questions and to build skills and conceptual understanding in order to handle more complex content that follows.

•	Student responsibility for learning. Study Island automatically offers explanations and prescribes remedial or “building block” topics when a student does not master a standard or sub-topic, allowing the student to quickly address any learning weakness. The student can continue with these remediation topics until he or she gradually accelerates back to grade level proficiency, receiving built-in rewards for learning along the way.

Study Island
     Study Island offers subscription-based online products that provide standards-based instruction, practice, assessment and productivity tools for teachers and students. Each of Study Island’s products is specifically built from the requirements for a subject area in a grade level in a particular state. We offer products for math, reading, language arts, writing, science and social studies. Our in-house content development team creates between five and ten new subject and grade level product offerings a month, and we offer specialty products based on national standards in subject areas such as technological literacy, health and fine arts. Customers may subscribe to any number of products to best suit their individual classroom or school needs. Subscriptions are typically for an average of 15 months, although we do sell some multi-year subscriptions as well. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new Study Island customers, resulting in a subscription term longer than one year.
     Students can log in to Study Island from any computer with internet access. Typically, teachers assign topics based on the specific standards or topics that were covered in class during a particular week. In some schools, students are permitted to take control and move through the Study Island program independently, earning awards as each standard is mastered. Once logged in, students can select to move through the content in a traditional, multiple choice test mode or game mode, which includes short game segments to reward student achievement. Each topic contains a mini-lesson that can be reviewed by the student prior to beginning the session. Teachers can customize sessions for the number of questions asked as well as the number of correct answers needed to reach proficiency in a standard or sub-topic. The questions are dynamically generated and therefore constantly changing, compelling students to learn concepts rather than memorize answers. Students who master a topic receive a “Blue Ribbon Achievement Award,” which is denoted by an icon of a blue ribbon beside the topic as well as a printable certificate. Upon answering a question incorrectly, students are shown the correct answer along with a detailed explanation of this response. When students are having difficulty answering questions correctly for a particular standard or sub-topic and require additional help to reach proficiency, Study Island automatically moves them down to appropriate “building block” or remedial topics, where students can earn “White Ribbon Achievement Awards” as they gradually accelerate back to grade level proficiency and ultimately earn the “Blue Ribbon Achievement Award.”
     Study Island has also linked its program to popular classroom response hand-held devices, or clickers, which are manufactured and sold by other companies and enable Study Island sessions to be conducted in the classroom. The teacher typically teaches a particular standard or sub-topic and then projects Study Island questions on a whiteboard or a projection screen, and students answer using their handheld clickers. The teacher immediately receives results on his or her computer to determine whether the class is comprehending the material or whether additional instruction is required. This classroom methodology enables teachers to ensure — as opposed to assume — that learning has effectively occurred.
     Study Island offers add-on features and programs, such as a benchmark assessment that enables educators to predict student performance on the end-of-year state assessment and provides diagnostic information to guide instruction. In addition, our graphic novel reading intervention product is designed to remediate students who are behind in grade level reading. We regularly release new product enhancements to increase the value of Study Island’s core standard specific learning programs. We introduced a new version of our Study Island online platform in January 2010, which includes new features and functionality most desired by our existing customer base and prospects, including a custom assessment builder, standards-based lesson plans and lessons, video content, special needs support (including expanded text-to-speech functionality), a writing utility, new and more sophisticated games, and embedded professional development for teachers. In addition, we are introducing new high school oriented products, including reading and math remediation products, end of course and exit exam preparation, advanced placement exam preparation, PSAT, SAT, ACT and other norm-referenced test preparation, and high school courses for credit and credit recovery.
     We expanded Study Island’s market by releasing our first international products in October 2009 for three Canadian provinces: Ontario, Alberta and British Columbia.

Northstar Learning
     In recognition of the significant postsecondary education market opportunity, we developed our Northstar Learning product line, which was initially launched in April 2009. Northstar Learning uses the same proprietary web platform as Study Island to provide instruction, practice, assessment and test preparation for targeted high enrollment postsecondary course areas. The key features and product functions of Northstar Learning are substantially similar to those of Study Island.
     We currently offer Northstar Learning products for GED exam preparation, developmental studies in college readiness and Allied Health, and we launched a PRAXIS teacher certification product in September 2009.
•	GED exam preparation. We offer products for each of the five GED testing modules covered in the GED exam, which grants a diploma to adults that do not have a high school diploma. These modules are reading, writing, math, social studies and science.

•	Developmental studies. We offer developmental English/language arts and math programs for the approximately 42% of community college freshmen and 20% of four-year college freshmen who are required to raise their proficiency levels before colleges and universities allow them to enroll in credit-bearing courses.

•	Allied Health programs. We recently launched ten allied health products to help students in these certificate and Associate Degree allied health programs master the required content and pass the applicable health career licensure exams.

•	PRAXIS teacher certification. We recently launched products to assist educators to prepare for and pass the PRAXIS series assessments developed by the Educational Testing Service and used by states as part of their teacher licensure and certification processes.

•	Online college study guides. We recently launched ten online study guides to help college students master the fundamental skills required for success in Freshman/Sophomore level mathematics, science and history courses.
     We intend to develop additional Northstar Learning products to address other vocational/technical career programs that require certification exams and online study guides for more difficult college and university courses. We also intend to expand our marketing and sales efforts to increase awareness of the Northstar Learning brand and products, and replicate our K-12 sales efforts and word-of-mouth viral marketing in the postsecondary market.
Market Opportunity
     We developed Northstar Learning to capitalize on the U.S. postsecondary education market, which is significant. NCES estimates that approximately 18.2 million students were enrolled in degree-granting postsecondary institutions during the 2007-2008 school year. In 2006, approximately 39 million adults in the United States in the 18-64 age group did not have a high school diploma, but only about 0.9% of them earned a GED. Only about 68% of adults who took at least one of the five GED tests passed the test in 2006, 72% passed in 2007 and 73% passed in 2008. In 2008, 777,000 candidates took at least one of the five GED tests versus 714,000 in 2006, an 8.8% growth rate.
     In addition, U.S. adult education enrollment in adult basic education, adult secondary education and English as a second language programs was about 2.4 million in the 2006-2007 school year. About 38% of these students were enrolled in basic education reading and/or math levels below eighth grade courses, 16% were enrolled in adult secondary education courses and 46% were enrolled in English as a second language courses.
     Many of the occupations projected to grow the fastest in the economy are concentrated in the health care industry. According to a U.S. Bureau of Labor Statistics report, health care was the largest U.S. industry in 2006 and health care will generate 3 million wage and salary jobs between 2006 and 2016, more than any other industry. Many of these occupations require some form of licensure or certification, but most workers have jobs that require less than four years of college education, according to the U.S. Bureau of Labor Statistics report.

Our Customers
     The vast majority of our revenue relates to Study Island subscriptions from U.S. public and private schools and individual buys. As of December 31, 2009, Study Island products were used by over 9.5 million students in 21,705 schools across 50 states, Washington, DC and Canada. Our principle customers are teachers, school principals, curriculum directors, Title I and Title III directors, superintendents, chief technology officers and other administrators. No single customer accounted for more than 1.5% of our total invoiced sales in 2009, 2008 or 2007.
Marketing, Sales and Customer Support
Marketing Activities
     Our marketing strategy is to continually increase Study Island brand awareness, to introduce the Northstar Learning brand, and to continually generate qualified prospect leads for our sales teams. We focus our marketing efforts on individual schools, principals and teachers for sales to both new and existing customers.
     Our primary Study Island marketing activities include:
•	targeted campaigns to schools, such as search engine marketing, direct mail, e-mail marketing and print advertisements;

•	participation in tradeshows;

•	building on relationships with satisfied school customers to target new sales in other schools in the same district, in the entire district or in adjacent school districts;

•	customer newsletters and advertising inserts sent to schools with renewal reminders, including information about new and upgraded products;

•	webinars for existing customers introducing them to new products, add-on features and upgrades;

•	incentives such as free months to attract new customers or free trials of add-on products to attract renewals; and

•	assistance by our grant/bid writer and contract manager to existing customers for funding, grant requests and completion of district contracts.
     We are developing our marketing plans for our recently launched Northstar Learning product line. We have launched successful print advertising campaigns for Northstar Learning and expect additional marketing activities to be similar to those of Study Island, but with a focus on adult learning centers and alternative high schools for GED and postsecondary public and private institutions for developmental studies and allied health. We recently hired a Northstar Learning marketing coordinator who is responsible for search engine optimization, direct mail and e-mail marketing campaigns and participation in tradeshows to capture sales and qualified leads in the postsecondary market.
     Study Island pricing is available on Study Island’s website (www.studyisland.com) at each state landing page. Northstar Learning’s pricing is available on Northstar Learning’s website (www.northstarlearning.com). Our products and services are strategically priced to fall within the discretionary spending budgets of teachers and school administrators. The information that appears on these websites is not part of, or incorporated into, this annual report on Form 10-K. We evaluate our pricing on an annual basis and determine increases to reflect product enhancements, operating costs, the increased value of our products to our customers, and inflation and other economic factors impacting our markets.

Field-based and Inside Sales Channels
     The Study Island sales team, our largest, is led by our vice president of sales and is divided into outside or field-based sales representatives overseen by five regional managers, a smaller inside sales team and an inside account manager with a team focused on renewals and sales of add-on products. Our field-based sales representatives are strategically located in and are responsible for larger enrollment metropolitan customer bases, and our inside sales team focuses on sales in more rural geographies. Our Study Island sales strategy begins with site-based or school level contact and focuses on individual school principals and teachers. Additionally, the Study Island sales team strives to enhance customer awareness of our newer Northstar Learning brand. Our Northstar Learning sales team focuses exclusively on adult learning centers and postsecondary institutions.
Customer Support
     We provide our customers with service through our Implementation, Training, and Customer Relations teams. Our Implementation team provides free customized implementation assistance to schools, including contacting schools when we detect low levels of usage to learn how we may improve implementation and usage of our product in the school. Our Training department develops teacher and administrator training materials, hosts webinars and conducts site visits and in-school training sessions, as well as online trainings and phone consultations. Our Customer Relations team provides free unlimited support to our customers, who may contact us via phone, live chat or by email. Our Customer Relations team is primarily comprised of former teachers and individuals with customer service and IT backgrounds. Our Customer Relations team also recently won the 2009 STEVIE AWARD, sponsored by Business Week, in recognition of its outstanding level of customer service.
Our Competition
     Study Island competes primarily with other providers of supplemental educational materials and online learning tools. We believe Study Island’s principal competitors include:
•	providers of online and offline supplemental instructional materials for the core subject areas of reading, mathematics, science and social studies for K-12 institutions;
•	companies that provide K-12-oriented software and online-based educational assessment and remediation products and services to students, educators, parents and educational institutions;
•	the assessment divisions of established education publishers, including Pearson Education, Inc., The McGraw-Hill Companies and Houghton Mifflin Harcourt Company;
•	providers of online and offline test preparation materials;
•	traditional print textbook and workbook companies that publish K-12 core subject educational materials, standardized test preparation materials or paper and pencil assessment tools;
•	summative assessment companies that have expanded their product lines to include formative assessment and instruction products;
•	non-profit and membership educational organizations and government agencies that offer online and offline products and services, including in some cases at no cost, to assist individuals in standards mastery and test preparation; and
•	providers of website hosting for teachers and schools.

We believe the principal competitive factors in Study Island’s market are:
•	quality of content and deep customization to standards;
•	formative assessment and reporting to inform instruction;
•	ease of use, including whether a product is available online;
•	program efficacy and the ability to provide improved student outcomes;
•	ability to engage students;
•	quality of customer support;
•	vendor reputation; and
•	price.
     Northstar Learning competes primarily with textbook, workbook, study guide and software products published by the large postsecondary publishers, such as Pearson, McGraw-Hill, Cengage, Wiley and Mosby (Reed Elsevier).
     We believe the principal competitive factors in Northstar Learning’s market are similar to those outlined above for Study Island.
Technology
Engineering
     Our Study Island and Northstar Learning systems are built upon lightweight platforms enabling our customers to access the full set of functionality via a standard browser. Our systems operate in a completely hosted manner, eliminating the need for our customers to run any special hardware or software. This is a basic design criterion in our software architecture, to provide the most extensive set of services possible that are completely independent from our customer’s unique systems environment. We will continue to invest in improving the performance, functional depth and the usability of our services to better meet our customer’s needs.
     Our systems are constructed as highly scalable, software-as-a-service (SaaS) applications that use commercially available hardware and a combination of proprietary and off-the-shelf software from companies such as Adobe and Microsoft. Our software development team has constructed proprietary services and leveraged existing capabilities such as database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service. This provides a stateless environment, in which users are not bound to a single server but can be routed in the most optimal way to any number of servers, with an advanced data caching layer.
     Our systems have been implemented to allow all customers to operate as logically separate tenants in the central applications and databases. This allows us to spread the cost of delivering the total set of services across the user base, such that we do not have to manage thousands of distinct applications with their own business logic and database schemas. As a result, we have the ability to scale our application and core business in a very fast and efficient manner. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications.
     Our engineering team is constantly focused on improving and enhancing the features, functionality and security of our existing service offerings, as well as developing new capabilities such as the upcoming release of a new version of Study Island. As a result of our proven SaaS model, our existing customers will be able to realize the full value of these enhancements without the need to go through a massive upgrade process.

Operations
     We serve all of our customers and users from a single, third-party web-hosting facility located in Dallas, Texas, leased from Colo4Dallas, Inc. The Colo4Dallas facility is built to a high level of availability and control and is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. Bandwidth to the internet is provided by multiple independent companies and we continuously monitor the performance of this service. The monitoring features that exist include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.
     By the second quarter of 2010, as part of our disaster recovery arrangements, all of our customers’ data will be replicated in a separate back-up facility near Chicago, Illinois. This is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even in the case of a catastrophic disaster at the Colo4Dallas facility, our strategy will allow for full operation within 24 hours or less.
Integration with District Student Interoperability Systems
     The Study Island core web application has been designed to integrate with Student Interoperability Systems, or SIS, which employ the Student Interoperability Framework, of SIF, specifications, as a method for overall student tracking. SIF creates a common set of specifications to allow different applications to interact and share data, and facilitates the use of technology in education. The use of SIF allows Study Island to maintain a real-time roster for each one of its SIF enabled districts, and facilitates the transition of information from one school to another within a district. Our engineering team is available to work directly with a school district’s technology team to assist with information transfers.
Intellectual Property
     We develop proprietary educational content and assessment and reporting materials, and a significant majority of the questions and materials in our Study Island and Northstar Learning products have been developed internally. We rely on copyright protection for our internally developed content. We also own or license a number of trademarks, service marks, trade secrets and other intellectual property rights that relate to our products and services. Our content development costs in the years ended December 31, 2009, 2008 and 2007 were $3.8 million, $2.2 million and $1.2 million, respectively. We continue to invest in our intellectual property as we develop new content and expand the scope of our products and services. As appropriate, we also utilize confidentiality and licensing agreements with our employees, students, independent contractors and suppliers.
     We license a portion of our content from third parties. For example, we currently license graphic novels from ABDO Books and content based on the “Timbertoes®” characters from Highlights for Children. We attempt to use internally developed or public domain material in our products when possible, but as we continue to develop new products and services, we may enter into licenses with additional third parties.
     We own several internet domain names that include the terms Study Island, Archipelago Learning and Northstar Learning, among others.
Employees
     As of December 31, 2009 we had 221 employees, including 55 in content development, 119 in sales and marketing, 20 in IT and programming and 27 in executive, accounting and other administrative departments. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.
Available Information
     We make available free of charge, through our Internet website (www.archlearning.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that electronically file with the SEC at www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our offices located at 3400 Carlisle Street, Suite 345, Dallas, TX 75204, Attention: Investor Relations.

Item 1A.	Risk Factors
     In addition to other risks described in this report, the following risk factors should be considered in evaluating our business and future prospects:
Most of our customers are public schools, which rely on state, local and federal funding. If any state, local or federal funding is materially reduced, our public school customers may no longer be able to afford to purchase our products and services, and our business, financial condition, results of operations and cash flow could be materially adversely affected.
     The vast majority of our customers are public schools and school districts. Although public funding varies by state and municipality, public schools and districts typically receive most of their funding from state and local governments, and a smaller portion from the federal government. Budget appropriations for education at all levels of government are determined through the political process and, as a result, the funding schools receive may fluctuate.
     State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. In addition, with the recent decline in real estate values in almost every state and the resulting reassessments, property tax revenue is expected to decline over the next few years. Nationally, major state tax revenues have declined for the last five consecutive quarters according to the Nelson A. Rockefeller Institute of Government, with a 4.9% decline in the fourth quarter of 2009. Specifically, North Carolina, Pennsylvania and Ohio, three of the four states accounting for our highest per-state revenue, had decreases in their major tax revenues of 3.3%, 6.2% and 8.8%, respectively, when comparing the third quarter of 2008 to 2009. Looking ahead to 2011, those same states are projecting continuing budget shortfalls of $4.4 billion, $4.1 billion and $2.5 billion, respectively. Continued declining tax revenues and unfavorable economic conditions may result in education budget cuts and lead to lower overall spending, including lower technology spending, by our current and potential clients, which may materially adversely affect our revenue. According to the Center on Budget and Policy Priorities, at least 25 states made cuts or have proposed cuts to K-12 and early education funding in their 2010 budgets. Declines in tax receipts and gaps in states’ budgets could result in decreased education spending as well as cuts in recently enacted federal education spending programs, reduced school budgets and reduced availability of discretionary funds, all of which could materially adversely affect our revenue and results of operations.
If national educational standards and assessments are adopted, or if existing metrics for applying state standards are revised, new competitors could more easily enter our markets or the demands in the markets we currently serve may change.
     With the reauthorization of the Elementary and Secondary Education Act, or ESEA, commonly known during the Bush administration as No Child Left Behind, in 2001, Congress conditioned the receipt of federal funding for education on the establishment of educational standards, annual assessments and the achievement of adequate yearly progress milestones. These standards are established at the state level, and there are currently no national educational standards that are required to be assessed pursuant to ESEA. As part of ESEA, each state is required to establish clear performance standards for each grade level in reading, math and science in grades 3 through 8, and for high school exit or end-of-course exams. Most of our revenue from subscriptions of our Study Island products is concentrated in grades K-8, which accounted for approximately 87% of our revenue in both 2009 and 2008. Subscriptions of our Study Island products by high schools accounted for approximately 11% and 10% of our revenue in 2009 and 2008, respectively.
     In 2009, the National Governors Association Center for Best Practices (NGA Center) and the Council of Chief State School Officers (CCSSO) launched a project to develop common core standards for reading and mathematics. With encouragement from President Obama and his administration, forty-eight states and The District of Columbia signed up to support the project. The timing for the release of the new standards is as follows: (1) final high school reading and mathematics standards are due in March 2010, and (2) draft elementary school reading and mathematics standards are due to be released in Spring 2010.
     States seeking to win a share of the U.S. Department of Education’s $4.35 billion Race to the Top one-time education grants this year were required to state in their applications that they will adopt the common core standards and develop new assessments based on the standards. The expectation is that states would finalize new standards and assessments in time for the 2011-2012 school year. This requirement has been controversial given that the common core standards project is a state-led effort, the standards have not been finalized yet and the transition would be costly and complex to implement.

     While it is uncertain exactly how this initiative will play out over the next two to three years, a shift to national performance standards or a reduction in the use of government-imposed standards may result in a material decline in demand in the markets that we serve.
     In addition, our Study Island products are specifically built from the varying assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. If national standards and assessments replace the current state assessments, it would be easier for competitors to develop similar products tailored to one national set of standards rather than multiple state standards. If such an increase in competition occurred, our ability to compete effectively could be negatively impacted and our revenue and profitability could materially decline.
If Congress does not reauthorize the Elementary and Secondary Education Act, or ESEA, or other legislation does not continue to mandate state educational standards and annual assessments, demand for our products and services could be materially adversely affected.
     ESEA substantially increased the importance of state-by-state educational standards and assessments by making such standards and annual assessments a condition to receipt of federal educational funding. ESEA initially was scheduled for reauthorization in October 2008, but was extended in order to allow the new U.S. presidential administration the opportunity to impact the direction of any future reauthorization. While still uncertain at this time, we believe it is unlikely that reauthorization will occur in 2010 and anticipate that the reauthorization will happen in the next two years. If ESEA is not reauthorized or extended or does not maintain or increase the importance of state-by-state education standards and assessments, or if other federal or state legislation were to lessen the importance of such standards and assessments, our products and services could become significantly less valuable to our customers, and our revenue and profitability could materially decline.
Our recent rapid growth, the recent introduction of a number of our products and services and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.
     We were founded in 2000 and began offering our Study Island products in 2001. Since our founding, we have continually launched new Study Island products, entered additional states and experienced rapid growth and increasing market share in the expanding market for online learning. We began offering our Study Island products in all 50 states as of the 2008-2009 school year, and we launched our Northstar Learning product line in April 2009. Because many of our current products and services are relatively new and we have recently entered new markets, we may be unable to evaluate the relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product and service offerings, acquire and integrate complementary businesses and enter new markets.
     In addition, our growth, recent product introductions and entry into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis, particularly if the number of students and educators using our products and services increase or their demands and needs change as our business expands. Our management will be required to expand its knowledge of diverse aspects of the education industry and maintain relationships with key customers across several sectors of the education market. If we are unable to manage our growth and expand operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.
The recent ongoing adoption of online learning in established education markets makes it difficult for us to evaluate our current and future business prospects. If web-based education fails to achieve widespread acceptance by students, parents, teachers, schools and other institutions, our growth and profitability may suffer.
     The use of online learning technology is a relatively new approach in the traditional K-12 education testing and assessment markets. There can be no assurance that online products and services will achieve long-term success in the K-12 or postsecondary education markets. Our success depends in part upon the continued adoption by teachers and school districts of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering content online. As a necessary corollary to the acceptance of web-based education in the classroom, our growth depends in part on parental acceptance of the role of technology in education and the availability of internet access in the home. If the acceptance of technology-based education does not continue to increase, our ability to continue to grow our business could be materially impaired.

Our revenue is primarily generated by sales of subscriptions to our Study Island products over the term of the subscription. Our customer renewal rates are difficult to predict and declines in our sales of Study Island products or our customer renewal rates may materially adversely affect our business and results of operations.
     Sales of our Study Island products accounts for the vast majority of our revenue and we anticipate that revenue from sales of our Study Island products will continue to account for a substantial majority of our revenue for the next few years. Our Study Island products are sold as subscriptions through purchase orders. The average subscription period for our Study Island products is 15 months and we occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new Study Island customers, resulting in a subscription term longer than one year. Our Study Island customers are not obligated to renew their subscriptions at the end of the term, nor are they required to pay any penalties if they fail to renew their subscriptions. Because of constraints on the use of state, local and federal funding, some of our Study Island customers are only able to purchase subscriptions for 12-month periods. As a result, our Study Island customers have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our sales team begins the renewal process approximately six months prior to a subscription ending and consider this a renewal opportunity; however, our Study Island customers may choose to renew for fewer students or fewer products, which would reduce our revenue. Sales of our Study Island products or services or our customer renewal rates may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, decreased school funding, pricing pressures, competitive factors or any other reason. These and other factors that have affected our Study Island sales or customer renewal rates in the past are not predictive of the future, and, as a result, we cannot accurately predict customer renewal rates. If sales to new Study Island customers decline or our Study Island customers do not renew their subscriptions at previous levels, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.
Our Study Island products are predominantly purchased by individual schools, and any decisions at the district or state level to use the products and services of one of our competitors, or to limit or reduce the use of web-based educational products, could materially adversely affect our ability to attract and retain customers.
     The sales model for our Study Island products relies heavily on word-of-mouth referrals among teachers and school administrators who purchase our products and services for use by their students. If policymakers at the district or state level determine that our products and services are not the best option for schools in their district or state, or if they decide to decrease or discontinue the use of web-based educational products, individual teachers and school administrators may lose the ability to decide what, if any, online educational products and services they use. Such action may result in the loss of our customers and may materially limit our ability to attract new customers. In addition, our competitors may more successfully market their products and services at the district or state level, which could result in a decline in sales of our products and services.
Fluctuations in sales or renewals may not be immediately reflected in our results of operations.
     We recognize revenue from our customers monthly over the term of each of their subscriptions, which averages 15 months, and we occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new Study Island customers, resulting in a subscription term longer than one year. As a result, substantially all of the revenue we recognize in any period is deferred revenue from subscriptions purchased during previous periods. Consequently, a decline in new sales or subscription renewals in any particular period will not necessarily be fully reflected in the revenue in that period and will negatively affect our revenue in future periods. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales, subscription renewals or market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers would be recognized ratably over the applicable subscription term.

Our business is subject to seasonal fluctuations, which may cause our cash flow to fluctuate from quarter-to-quarter and materially adversely impact the market price of our common stock.
     Our cash flow may fluctuate as a result of seasonal variations in our business, principally due to:
•	our customers’ spending patterns, including shifts in the timing of when individual schools or districts purchase our products and services;
•	the timing of school districts’ funding sources and budgeting cycles;
•	the timing of the release of federal funds to states, and the subsequent timing of states’ release of such funds to districts and schools;
•	the timing of expirations and renewals of subscriptions;
•	the timing of special promotions and discounts, including additional free months of subscriptions; and
•	the timing of acquisitions and non-recurring charges incurred in connection with acquisitions and extraordinary transactions.
     A significant percentage of our new sales and subscription renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. The fourth calendar quarter has historically produced the second highest level of sales and renewals, followed by the second quarter and finally the first quarter. Because payment in full for subscriptions is typically due at the time of subscription or renewal, and our operating expense, of which labor and sales commissions make up the largest portion, historically have been fairly consistent throughout the year, we typically have higher cash flow in the quarters with stronger sales and renewals. We expect quarterly fluctuations in our cash flow to continue.
System disruptions, vulnerability from security risks to our networks, databases and online applications and an inability to expand and upgrade our systems in a timely manner to meet unexpected increases in demand could damage our reputation, impact our ability to generate revenue and limit our ability to attract and retain customers.
     The performance and reliability of our technology infrastructure is critical to our business. Any failure to maintain satisfactory online product performance, reliability, security or availability of our web platform infrastructure may significantly reduce customer satisfaction and damage our reputation, which would negatively impact our ability to attract new customers and obtain customer renewals. The risks associated with our web platform include:
•	breakdowns or system failures resulting in a prolonged shutdown of our servers, including failures attributable to power shutdowns or attempts to gain unauthorized access to our systems, which may cause loss or corruption of data or malfunction of software or hardware;
•	disruption or failure in our colocation provider, which would make it difficult or impossible for students and teachers to log on to our websites;
•	damage from fire, flood, tornado, power loss or telecommunications failures;
•	infiltration by hackers or other unauthorized persons; and
•	any infection by or spread of computer viruses.
     In addition, increases in the volume of traffic on our websites could strain the capacity of our existing infrastructure, which could lead to slower response times or system failures. This would cause a disruption or suspension of our product and service offerings.
     Any web platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites could reduce customer satisfaction and result in a reduction in the number of customers using our products and services. If sustained or repeated, these performance issues could reduce the attractiveness of our websites and products and services.
     We may need to incur additional costs to upgrade our computer systems in order to accommodate system disruptions, security risks and increased demand if we anticipate that our systems cannot handle higher volumes of traffic in the future. However, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems.

Any significant interruption in the operations of our data centers could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure, and any significant interruption in the operations of our call center could disrupt our ability to respond to requests for help or service and process orders in a timely manner.
     All of our web platform servers and routers, including backup servers, are currently located in colocation facilities in Dallas, Texas. As part of our disaster recovery arrangements, we are in the process of installing system infrastructure to replicate all of our customers’ data in a separate backup facility near Chicago, Illinois. If we are not successful in implementing this plan, we will face additional risks relating to the central location of our servers. Any disruption of operations of or damage to these servers could materially harm our ability to operate our business. We also may need to make additional investments to improve the performance of our platform and prevent disruption of our services. Any disruption or significant interruption in the operations of our data centers may result in a loss of customer satisfaction and limit our ability to retain and attract customers.
     We rely in part on our call center to generate sales leads and maintain a high level of customer service. Any significant interruption in the operation of our call center, including an interruption caused by our failure to expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to receive and respond to requests for help or service, process orders and provide products and services, which could result in lost or cancelled sales and damage to our reputation.
We are subject to laws and regulations as a result of our collection and use of personal information, particularly from our K-12 student users, and any violations of such laws or regulations, or any breach, theft or loss of such information, could materially adversely affect our reputation and operations and expose us to costly litigation.
     Our products and services require the disclosure of student information by educational institutions and credit card information by some customers. The vast majority of our Study Island users are minors. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Many states have also passed laws requiring notification to users when there is a security breach of personal data. Additionally, the Family Educational Rights and Privacy Act, or FERPA, protects the privacy and restricts the disclosure of student information, and we must remain FERPA-compliant through security policies, processes, systems and controls, including using software that detects hackers and other unauthorized or illegal activities. We cannot predict whether new technological developments could circumvent these security measures. If the security measures that we use to protect personal or student information or credit card information are ineffective, we may be subject to liability, including claims for invasion of privacy, impersonation, unauthorized purchases with credit card information or other similar claims. In addition, the Federal Trade Commission and several states have investigated the use of personal information by certain internet companies. We could incur significant expense and our business could be materially adversely affected if new regulations regarding use of personal information are introduced, if our security measures are ineffective or if our privacy practices are investigated.
Domestic and foreign government regulation relating to the internet or our products and services could cause us to incur significant expense, and failure to comply with applicable regulations could make our business less efficient or even impossible to continue to operate.
     As web-based commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services, which could materially harm our business.

We may not be able to develop new products and services or expand our existing product lines in a timely and cost effective manner.
     Each of our Study Island products is built from specific state standards for a particular grade level and subject in the K-12 market. With these standards continually changing and our release of new Study Island products, as well as the launch of our new Northstar Learning product line, our product and content development teams may not be able to respond to changing market requirements on a timely basis. In addition, we are entering new markets, such as the postsecondary and international markets, which will place new demands on our product and content development teams. These are new, unproven markets for us, and if we are not able to generate sufficient new revenue to exceed the incremental costs associated with developing and delivering new products and entering new markets, our results of operations may be materially and adversely affected. Furthermore, we may be unable to develop and offer additional products and services on commercially reasonable terms and in a timely manner, if at all, or maintain the quality and consistency necessary to keep pace with changes in market requirements and respond to competitive pressures. A failure to do any of these things may result in a material decline in our revenue and may prevent us from maintaining profitability.
If we acquire or invest in any companies, services or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and materially adversely affect our results of operations.
     As part of our growth strategy, we may acquire or invest in complementary companies, services and technologies. We cannot assure you that we will be able to consummate any such acquisitions or investments on favorable terms or at all. If we fail to properly evaluate and execute our acquisitions or investments, our business and prospects may be seriously harmed. Such acquisitions and investments involve numerous risks, including:
•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	significant one-time costs, including banking, legal and accounting fees and payment of severance packages;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	delays in customer purchases due to uncertainty.
     In connection with our acquisitions or investments, we may also incur additional debt and related interest expense, as well as unforeseen liabilities, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may issue additional equity in connection with these transactions, which would result in dilution to our existing stockholders.
If we are unable to maintain and enhance our brand identity, our business and results of operations may suffer.
     The continued development of our brand identity is important to our business, and expanding brand awareness is critical to attracting and retaining our customers. Although our Study Island brand has existed since 2000, our Northstar Learning and Archipelago Learning brands are relatively new, having launched in April 2009 and August 2009, respectively. Our existing and potential customers may not be aware of the relationship of our brands with one and another, particularly Archipelago Learning serving as an umbrella for each of our products and Northstar Learning serving as a postsecondary education product line. Our newer brands are unproven and may not be successfully received by our customers. In addition, we have launched our Study Island products in a number of new states over the last several years and intend to launch Study Island products in international markets in the future. As we continue to increase subscriptions and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brand. We cannot provide assurances that our sales and marketing efforts will be successful in further promoting our brand in a competitive and cost-effective manner. If we are unable to maintain and enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially adversely affected.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures in recruiting new customers.
     Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:
•	create greater awareness of our brands;

•	select the right market, media and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	effectively manage marketing costs, including creative and media expense, in order to maintain acceptable customer acquisition costs;

•	generate leads for sales, including obtaining educator lists in a cost-effective manner;

•	drive traffic to our website; and

•	convert customer inquiries into actual orders.
     Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of product and brand awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.
We operate in a highly competitive market subject to rapid technological changes, and increasing competition could lead to pricing pressures, reduced operating margins, loss of market share and increased capital expenditures.
     The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue and market share. Our current competitors include but are not limited to:
•	providers of online and offline supplemental instructional materials for the core subject areas of reading, mathematics, science and social studies for K-12 institutions;

•	companies that provide K-12-oriented software and web-based educational assessment and remediation products and services to students, educators, parents and educational institutions;

•	the assessment divisions of established education publishers, including Pearson Education, Inc., The McGraw-Hill Companies and Houghton Mifflin Harcourt Company;

•	providers of online and offline test preparation materials;

•	traditional print textbook and workbook companies that publish K-12 core subject educational materials, standardized test preparation materials or paper and pencil assessment tools;

•	summative assessment companies, which traditionally assess student learning at the end of a class period, that have expanded their line to include products that provide periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment; and

•	non-profit and membership educational organizations and government agencies that offer online and offline products and services, including in some cases at no cost, to assist individuals in standards mastery and test preparation.
     Some of our competitors may have more resources than we do, and several of the largest K-12 educational publishers may have more experience, larger customer bases and greater brand recognition in the markets we serve. Further, larger established companies with high brand recognition and extensive experience providing various educational products to the K-12 market may develop online products and services that are competitive with our core products and services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their services and respond more quickly than we can to new technologies or changes in customer requirements or preferences. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

If our products or services contain errors, new product releases could be delayed or our services could be disrupted. As a result, our customers may choose not to renew their subscriptions and our business could be materially adversely affected.
     If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products and services in the future. Because our products and services are complex and because we do not “pre-launch” any of our products or upgrades to any third parties prior to the official launch, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in time, but are more common when a new product or service is introduced or when new versions are released. We expect that, despite our testing, errors will be found in the future. If an error occurs, our product and service offerings may be disrupted, causing delays or interruptions. Significant errors, delays or disruptions could lead to:
•	decreases in customer satisfaction with and loyalty toward our products and services;

•	delays in or loss of market acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of subscription renewals or upgrades;

•	injury to our reputation; or

•	increased service expense or payment of damages.
If we are unable to adapt our products and services to technological changes, to the emergence of new computing devices and to more sophisticated online services, we may lose market share and revenue, and our business could suffer.
     We need to anticipate, develop and introduce new products, services and applications on a timely and cost effective basis that keeps pace with technological developments and changing customer needs. For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and this trend is likely to continue. Our products and services were designed for internet use on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our products and services through such devices difficult. We have no experience to date in operating versions of our products and services developed or optimized for users of alternative devices. Accordingly, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we fail to develop or sell products and services cost effectively that respond to these or other technological developments and changing customer needs, we may lose market share and revenue and our business could materially suffer.
Protection of our intellectual property is limited, and any misuse of our intellectual property by others, including software piracy, could harm our business, reputation and competitive position.
     Our trademarks, copyrights, trade secrets, trade dress and designs are valuable and integral to our success and competitive position. However, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions and technical measures. Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult. Despite enforcement efforts against software piracy, we lose significant revenue due to illegal use of our software. If piracy activities increase, they may further harm our business.
     We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be materially adversely affected.

We may be sued for infringing the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages or enter into royalty or license agreements with third parties and could limit our ability or increase our costs to use certain content or technologies in the future.
     We may be sued for infringing the intellectual property rights of others or be subject to litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of merits, intellectual property claims are often time-consuming and expensive to litigate and settle. In addition, to the extent claims against us are successful, we may have to pay substantive monetary damages or discontinue any of our products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expense.
Our customers can input their own content to our websites. We have limited control over this content, which could expose us to liability from third parties.
     As part of a subscription to our websites, our customers are able to input their own content onto our websites, which may be accessible by other users who share the same subscription as the creator of the content. For example, educators and students may post articles or other materials on class discussion boards, which may give rise to claims from third parties for the unauthorized duplication or distribution of this material. We may be exposed to liability, including fines and costly litigation, if the content violates the intellectual property rights of a third party, or otherwise violates any law or regulation, including FERPA, the Child Online Protection Act and the Children’s Online Privacy Protection Act.
The confidentiality, non-disclosure and other agreements we use to protect our products, trade secrets and proprietary information may prove unenforceable or inadequate.
     We protect our products, trade secrets and proprietary information, in part, by requiring all of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our technical consultants, customers, vendors and resellers to protect our confidential and proprietary information. We cannot assure you that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.
     We also rely on contractual and license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely, in many instances, on “click-wrap” licenses, which are licenses that can only be read and accepted online and are not negotiated or signed by individual licensees. Accordingly, some provisions of our licenses, including provisions protecting against unauthorized use, copying, transfer, resale and disclosure of the licensed software program, may be unenforceable under the laws of several jurisdictions.
We have not registered copyrights for all of our products, which may limit our ability to enforce them.
     We have not registered our copyrights in all of our software, written materials, website information, designs or other copyrightable works. The United States Copyright Act automatically protects all of our copyrightable works, but without registration we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registrable in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.

We must monitor and protect our internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.
     We own several domain names that include the terms Study Island, Archipelago Learning and Northstar Learning, among others. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the web address that appears to the right of the “dot,” such as “com,” “net,” “gov” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business and reputation.
We do not own all of the software, content and other technologies used in our products and services.
     Some of our products and services include intellectual property owned by third parties, including licensed content for reading passages and other educational content. From time to time we may be required to renegotiate with these third parties or negotiate with new third parties to include or continue using their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on commercially reasonable terms, or at all, and the third-party software we use may not be appropriately supported, maintained or enhanced by the licensors. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, or if those third parties are unable to support, maintain and enhance their software, we could experience increased costs or delays or reductions in product releases and functionality until equivalent software or content can be developed, identified, licensed and integrated.
Our future success depends on our ability to retain our key employees.
     We are dependent on the services of Tim McEwen, our Chief Executive Officer, James Walburg, our Chief Financial Officer, Ray Lowrey, our Chief Technology Officer, Julie Huston, our Executive Vice President, Global Sales, Martijn Tel, our Chief Operating Officer, Allison Duquette, our Chief Marketing Officer, our other vice presidents and senior editors, and other members of our senior management team. Other than non-compete provisions of limited duration included in employment agreements that we have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.
We may be unable to attract and retain the skilled employees needed to sustain and grow our business.
     Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our company and within the education industry. Our success also depends largely on our ability to attract and retain highly qualified IT engineers and programmers, content writers and editors, sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.
We may have exposure to greater than anticipated tax liabilities.
     We are and have been subject to income taxes and other taxes in a variety of jurisdictions and are subject to review by both various state and federal taxation authorities. The determination of our provision for income taxes and other tax liabilities requires significant judgment and the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements, which may materially affect our financial results in the period or periods for which such determination is made.

Although we do not currently transact a material amount of business in foreign countries, we intend to expand into international markets, which will subject us to additional economic, operational and political risks that could increase our costs and make it difficult for us to continue to operate profitably.
     We recently launched Study Island products in Canada and intend to expand into other international markets. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:
•	foreign currency fluctuations, which could result in reduced revenue and increased operating expense;

•	potentially longer payment and sales cycles;

•	increased difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expense in complying with a variety of domestic and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

•	unexpected changes in regulatory requirements.
The current global financial crisis and adverse worldwide economic conditions may have significant effects on our business, financial condition and results of operations.
     The current global financial crisis, which has included, among other things, significant reductions in available capital and liquidity, substantial reductions and/or fluctuations in equity and currency values and a worldwide recession, the extent of which is likely to be significant and prolonged — may materially adversely affect our business. We have already begun to experience some weakening in demand for our products and services, and we cannot predict whether it will continue or increase. In an economic downturn like the current one, which is characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products and services may be materially adversely affected. Most of our customers are public schools, which rely on state, local and federal funding. If any state, local or federal funding is materially reduced, our public school customers may no longer be able to afford to purchase our products and services, and our business, financial condition, results of operations and cash flow could be materially adversely affected.
     The credit markets have been experiencing extreme volatility and disruption since August 2007. The current global financial crisis affecting the banking system and the possibility that financial institutions may consolidate or fail has resulted in a tightening of the credit markets, which could impair our ability to refinance our existing debt, to draw upon our revolving credit facility or incur additional debt, to seek other funding sources to meet our liquidity needs or to fund planned expansion. Furthermore, the tightening of the credit markets may delay or prevent our customers from securing funding adequate to operate their businesses and purchase our products and services, leading to an increase in our bad debt levels.
We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.
     We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Our existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations.
     As of December 31, 2009, Archipelago Learning, LLC had an outstanding term loan in an aggregate principal amount equal to $61.6 million and no revolving credit loans outstanding under its revolving credit facility which expires in November 2013. We repaid $6.5 million of the term loan in November 2009 in connection with the sale of TeacherWeb. The agreements governing this credit facility contain various covenants that limit our ability to, among other things:
•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions to our stockholders;

•	make restricted payments;

•	incur liens;

•	engage in transactions with affiliates; and

•	enter into business combinations.
     These restrictions could limit our ability to withstand general economic downturns that could affect our business, obtain future financing, make acquisitions or capital expenditures, conduct operations or otherwise capitalize on business opportunities that may arise. Additionally, we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes.
     We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. If our cash flow is inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us. Additionally, our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining revenue. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. We may incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness. In addition as a result of the sale of TeacherWeb, the obligations under our credit facility will be guaranteed only by AL Midco, LLC, or AL Midco, as TeacherWeb’s guarantee was released, and will be secured by liens on substantially all of the assets owned by Archipelago Learning, LLC and AL Midco. For a more detailed description of our credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facility.”
Risks Related to Our Common Stock
Our stock price may fluctuate significantly, and you may not be able to resell your shares at or above the current market price.
     The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the educational industry;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.

     These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.
     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of December 31, 2009, we had 25,110,255 shares of common stock outstanding, including shares of restricted common stock. Our directors, executive officers, employees and substantially all of our other stockholders prior to our initial public offering are subject to the lock-up agreements and are subject to the Rule 144 holding period requirements. After these lock-up agreements have expired and holding periods have elapsed, 17,919,219 additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our pre-initial public offering stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.
     Our principal stockholders, directors and executive officers and entities affiliated with them own approximately 68.1% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” and we will be able to enter into transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

We are a “controlled company” within the meaning of NASDAQ rules and will qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
     Providence Equity Partners, Cameron Chalmers, David Muzzo and MHT-SI, L.P. control a majority of the voting power of our outstanding common stock pursuant to the terms of a voting agreement. As a result, we are a “controlled company” within the meaning of NASDAQ corporate governance standards. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including:
•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
     We utilize these exemptions. As a result, we do not have a majority of independent directors, our nominating and corporate governance committee, and compensation committee do not consist entirely of independent directors and such committees are not be subject to annual performance evaluations. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and are subject to other requirements that will be burdensome and costly. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may not be determined to be effective, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.
     We have historically operated our business as a private company. We are required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, are subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:
•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NASDAQ rules;

•	create or expand the roles and duties of our board of directors and committees of the board;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	supplement our internal accounting and auditing function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	establish an internal audit function;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
     These changes require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

Our internal control over financial reporting does not currently comply with Section 404 of the Sarbanes-Oxley Act, including the requirement for a public accounting firm attestation report, and failure to achieve and maintain effective internal control over financial reporting, including the requirement for a public accounting firm attestation report, in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on us.
     Our internal control over financial reporting does not currently comply with Section 404 of the Sarbanes-Oxley Act, including the requirement for a public accounting firm attestation report. We will be required to comply with the requirements of Section 404 in the course of preparing our 2010 financial statements. We do not currently have comprehensive documentation of our internal controls, nor do we document or test our compliance with these controls on a periodic basis in accordance with Section 404. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time.
     We are in the early stages of addressing our internal control procedures to comply with Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. If, as a public company, we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facility. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.
     Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:
•	restrictions on the ability of our stockholders to fill a vacancy on the board of directors;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the absence of cumulative voting in the election of directors which may limit the ability of minority stockholders to elect directors; and

•	advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular state of directors or otherwise attempting to obtain control of us.
     These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
We do not expect to pay dividends, and any return on an investment in our common stock will likely be limited to the appreciation of our common stock.
     We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock and the agreements governing our credit facility significantly restrict our ability to pay dividends. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain or income on an investment in our common stock.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
     Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Providence Equity Partners. Under these provisions, neither Providence Equity Partners, its affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a director, officer or employee of Providence Equity Partners or any of its subsidiaries or affiliates may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Providence Equity Partners to itself or its subsidiaries or affiliates instead of to us.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters are located in Dallas, Texas, where we lease a total of 18,508 square feet of space under a lease that expires on May 31, 2012 and 7,304 square feet of space under a lease that expires on June 30, 2010. We do not lease office space for our field-sales representatives.
     Our products are hosted through a colocation facility in Dallas, Texas, where we utilize 504 square feet of space under a contract that continues through November 2011.
     Additionally, we have contracted with a redundant colocation facility in Chicago, Illinois, which will be operational in the second quarter 2010, where we will utilize 225 square feet of space under a contract that continues through September 2012.
Item 3. Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
     We completed our initial public offering on November 25, 2009, and our common stock began trading on the NASDAQ Global Market on November 20, 2009, under the symbol “ARCL”. The closing price of our common stock on February 26, 2010 was $18.17. The following table sets forth the high and low sales prices of our common stock for the period from our initial public offering through December 31, 2009, as reported by NASDAQ:

	High	Low
November 20, 2009 through December 31, 2009	$20.79	$16.51
Holders
     As of February 26, 2010, there were 27 direct holders of record of our common stock. Including holders in broker accounts under street names, we estimate our shareholder base to be approximately 430 as of February 26, 2010.
Dividends
     From January 2007 through November 19, 2009, Archipelago Learning Holdings, LLC paid aggregate distributions to its equity holders of approximately $86.5 million, consisting of $74.7 million in the year ended December 31, 2007 and $11.8 million from January 1, 2009 through November 19, 2009, the date of the Corporate Reorganization. These distributions were made as return of capital to Archipelago Learning Holdings, LLC’s members and to enable equity holders to meet their estimated tax obligations.
     After the Corporate Reorganization and our initial public offering, we intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business and we do not anticipate paying any dividends on our capital stock for the foreseeable future. Our ability to pay dividends on our common stock is restricted by the terms of our credit facility and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.
     Any future determination to pay dividends will be at the discretion of our board of directors and will take into account:
•	restrictions in our credit facility;

•	general economic and business conditions;

•	the financial condition and results of operations of us and our subsidiaries;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us; and

•	such other factors as our board of directors may deem relevant.

Equity Compensation Plans
2009 Omnibus Incentive Plan
     We adopted our 2009 Omnibus Incentive Plan, or the 2009 Plan, in connection with our initial public offering. The 2009 Plan became effective in November 2009 and a total of 2,198,172 shares of our common stock were reserved for sale. The 2009 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation. Directors, officers and other employees of us and our subsidiaries, as well as other individuals performing services for us, will be eligible for grants under the 2009 Plan. The purpose of the 2009 Plan is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and other service providers by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary of the material terms of the 2009 Plan, but does not include all of the provisions of the 2009 Plan. For further information about the 2009 Plan, we refer you to the complete copy of the 2009 Plan, which is incorporated by reference as an exhibit to this Form 10-K.
Administration
     The 2009 Plan provides for its administration by the compensation committee of our board of directors or any committee designated by our board of directors to administer the 2009 Plan. The committee is empowered to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2009 Plan or any award agreement and adopt such rules, forms, instruments and guidelines for administering the 2009 Plan as it deems necessary or proper. All actions, interpretations and determinations by the committee or by our board of directors are final and binding.
Shares Available
     The 2009 Plan makes available an aggregate of 2,198,172 shares of our common stock, subject to adjustments. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares or is otherwise settled for cash, shares of our common stock allocable to such award, to the extent of such forfeiture, cancellation, expiration, termination or settlement for cash, shall again be available for the purposes of the 2009 Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the 2009 Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the 2009 Plan.
Eligibility for Participation
     Members of our board of directors, as well as employees of, and service providers to, us or any of our subsidiaries and affiliates are eligible to participate in the 2009 Plan. The selection of participants is within the sole discretion of the committee.
Types of Awards
     The 2009 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, or “restricted stock,” other stock-based awards and performance-based compensation, collectively, the “awards.” The committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine.
Award Agreement
     Awards granted under the 2009 Plan shall be evidenced by award agreements (which need not be identical) that provide additional terms and conditions associated with such awards, as determined by the committee in its sole discretion; provided, however, that in the event of any conflict between the provisions of the 2009 Plan and any such award agreement, the provisions of the 2009 Plan shall prevail.

Options
     An option granted under the 2009 Plan will permit a participant to purchase from us a stated number of shares at an option price established by the committee, subject to the terms and conditions described in the 2009 Plan, and such additional terms and conditions, as established by the committee, in its sole discretion, that are consistent with the provisions of the 2009 Plan. Options shall be designated as either a nonqualified stock option or an incentive stock option, provided that options granted to non-employee directors and other non-employee service providers shall be nonqualified stock options. An option granted as an incentive stock option shall, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. None of us, including any of our affiliates or the committee, shall be liable to any participant or to any other person if it is determined that an option intended to be an incentive stock option does not qualify as an incentive stock option. Each option shall conform to the requirements of the 2009 Plan, and may contain such other provisions as the committee shall deem advisable.
     The exercise price of an option granted under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of our voting power may not be less than 110% of such fair market value on such date. The committee will determine the term of each option at the time of grant in its discretion; however, the term may not exceed ten years (or, in the case of an incentive stock option granted to a ten percent stockholder, five years).
Stock Appreciation Rights
     A stock appreciation right entitles the holder to receive, upon its exercise, the excess of the fair market value of a specified number of shares of our common stock on the date of exercise over the grant price of the stock appreciation right. The payment of the value may be in the form of cash, shares of our common stock, other property or any combination thereof, as the committee determines in its sole discretion. Subject to the terms of the 2009 Plan and any applicable award agreement, the grant price (which shall not be less than 100% of the fair market value of a share of our common stock on the date of grant), term, methods of exercise, methods of settlement, and any other terms and conditions of any stock appreciation right shall be determined by the committee. The term of a stock appreciation right may not exceed 10 years.
Restricted Stock
     An award of restricted stock is a grant of a specified number of shares of our common stock, which are subject to forfeiture upon the occurrence of specified events. Each award agreement evidencing a restricted stock grant shall specify the period(s) of restriction, the number of shares of restricted stock subject to the award, the performance, employment or other conditions (including the termination of a participant’s service whether due to death, disability or other cause) under which the restricted stock may be forfeited to the company and such other provisions as the committee shall determine. The committee may require that the stock certificates evidencing such shares be held in custody or bear restrictive legends until the restrictions thereon shall have lapsed. Unless otherwise determined by the committee and set forth in the award agreement, a participant holding restricted stock will not have the right to vote and will not receive dividends with respect to such restricted stock.
Other Stock-Based Awards
     The committee, in its sole discretion, may grant awards of shares of our common stock and awards that are valued, in whole or in part, by reference to, or are otherwise based on the fair market value of, such shares (the “other stock-based awards”). Such other stock-based awards shall be in such form, and dependent on such conditions, as the committee shall determine, including, without limitation, the right to receive one or more shares of our common stock (or the equivalent cash value of such stock) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. Subject to the provisions of the 2009 Plan, the committee shall determine to whom and when other stock-based awards will be made, the number of shares of our common stock to be awarded under (or otherwise related to) such other stock-based awards, whether such other stock-based awards shall be settled in cash, shares of our common stock or a combination of cash and such shares, and all other terms and conditions of such awards.

Performance-Based Compensation
     To the extent permitted by Section 162(m) of the Internal Revenue Code, or the Code, the committee is authorized to design any award so that the amounts or shares payable and distributable thereunder are treated as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code. The vesting, crediting and/or payment of performance-based compensation shall be based on the achievement of objective performance goals based on one or more of the following measures: (a) consolidated earnings before or after taxes (including earnings before interest, taxes, depreciation and amortization); (b) net income; (c) operating income; (d) earnings per share; (e) book value per share; (f) return on shareholders’ equity; (g) expense management; (h) return on investment; (i) improvements in capital structure; (j) profitability of an identifiable business unit or product; (k) maintenance or improvement of profit margins; (l) stock price; (m) market share; (n) revenues or sales; (o) costs; (p) cash flow; (q) working capital; and (r) return on assets. Such measures may be used to measure our performance or the performance of any of our business units and may be used to compare our performance against the performance of a group of comparable companies, or a published index.
Transferability
     Unless otherwise determined by the committee, an award shall not be transferable or assignable by a participant except in the event of his or her death (subject to the applicable laws of descent and distribution) and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against us or any of our subsidiaries or affiliates. Any permitted transfer of the awards to heirs or legatees of a participant shall not be effective to bind us unless the committee has been furnished with written notice thereof and a copy of such evidence as the committee may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of the 2009 Plan.
Stockholder Rights
     Except as otherwise provided in the applicable award agreement, a participant has no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.
Adjustment of Awards
     In the event of any corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares of our common stock, exchange of shares of our common stock, dividend in kind, extraordinary cash dividend, or other like change in capital structure (other than normal cash dividends) to our stockholders, or any similar corporate event or transaction, the committee, to prevent dilution or enlargement of participants’ rights under the 2009 Plan, shall substitute or adjust, in its sole discretion, the number and kind of shares that may be issued under the 2009 Plan or under particular forms of awards, the number and kind of shares subject to outstanding awards, the option price, grant price or purchase price applicable to outstanding awards, the annual award limits, and/or other value determinations applicable to the 2009 Plan or outstanding awards.
     Upon the occurrence of a change in control, unless otherwise specifically prohibited under applicable laws or by the rules and regulations of any governing governmental agencies or national securities exchanges, or unless the committee shall determine otherwise in the award agreement, the committee is authorized (but not obligated) to make adjustments in the terms and conditions of outstanding awards, including without limitation the following (or any combination thereof): (i) continuation or assumption of such outstanding awards under the 2009 Plan by us (if it is the surviving company or corporation) or by the surviving company or corporation or its parent; (ii) substitution by the surviving company or corporation or its parent of awards with substantially the same terms for such outstanding awards; (iii) accelerated exercisability, vesting and/or lapse of restrictions under all then outstanding awards immediately prior to the occurrence of such event; (iv) upon written notice, provide that any outstanding awards must be exercised, to the extent then exercisable, within fifteen days immediately prior to the scheduled consummation of the event, or such other period as determined by the committee (in either case contingent upon the consummation of the event), and at the end of such period, such awards shall terminate to the extent not so exercised within the relevant period; and (v) cancellation of all or any portion of outstanding awards for fair value (as determined in the sole discretion of the committee) which, in the case of options and stock appreciation rights, may equal the excess, if any, of the value of the consideration to be paid in the change of control transaction to holders of the same number of shares subject to such options or stock appreciation rights (or, if no such consideration is paid, fair market value of the shares subject to such outstanding awards or portion thereof being canceled) over the aggregate option price or grant price, as applicable, with respect to such awards or portion thereof being canceled.

Amendment and Termination
     Our board of directors may amend, alter, suspend, discontinue, or terminate the 2009 Plan or any portion thereof or any award (or award agreement) thereunder at any time.
Compliance with Code Section 409A
     To the extent that the 2009 Plan and/or awards are subject to Section 409A of the U.S. Internal Revenue Code, or the Code, the committee may, in its sole discretion and without a participant’s prior consent, amend the 2009 Plan and/or awards, adopt policies and procedures, or take any other actions (including amendments, policies, procedures and actions with retroactive effect) as are necessary or appropriate to (a) exempt the 2009 Plan and/or any award from the application of Section 409A of the Code, (b) preserve the intended tax treatment of any such award, or (c) comply with the requirements of Section 409A of the Code, Department of Treasury regulations and other interpretive guidance issued thereunder, including without limitation any such regulations or other guidance that may be issued after the date of the grant. This plan shall be interpreted at all times in such a manner that the terms and provisions of the 2009 Plan and awards are exempt from or comply with Section 409A guidance.
Employee Stock Purchase Plan
     We adopted our Employee Stock Purchase Plan, or the ESPP, in connection with our initial public offering. The purpose of the ESPP is to provide our eligible employees and employees of our subsidiaries with an opportunity to purchase shares of our common stock through payroll deductions. The ESPP is designed to provide an incentive to attract, retain and reward eligible employees. The ESPP will be generally available to all eligible employees, including our named executive officers, under the same offering and eligibility terms, and will not be tied to any performance criteria. The ESPP is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.
     The following is a summary of the material terms of the ESPP, but does not include all of the provisions of the ESPP. For further information about the ESPP, we refer you to a complete copy of the ESPP, which is incorporated by reference as an exhibit to this Form 10-K.
Administration
     The ESPP will be administered by the compensation committee of our board of directors or any other committee designated by the board to administer the ESPP. The plan administrator will have the authority to construe and interpret the terms of the ESPP and the purchase rights granted under it, to determine eligibility to participate and to establish policies and procedures for administration of the ESPP. All actions taken and all interpretations and determinations made by the administrator are final and binding upon the participants and the Company.
Shares Subject to the Plan
     The shares of our common stock issuable under the ESPP may be either newly issued shares or shares we acquire, including by purchase on the open market. The number of shares reserved pursuant to the ESPP is 500,000, subject to adjustment.
     If any change is made to the Company’s outstanding common stock in connection with any merger, consolidation, reorganization, recapitalization, stock split, stock dividend, or other like change, the committee shall make appropriate adjustments to, without limitation, the number or kind of shares subject to the ESPP and the purchase price of such shares in order to prevent dilution or enlargement of participants’ rights.
Eligibility
     All full-time employees of us or of any subsidiary or any other employees designated by the administrator will be eligible to participate in the ESPP, except that an employee may not be granted a right to purchase stock under the ESPP if, immediately after the grant, the employee would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock or of any parent or subsidiary entity.

   Participation
     Eligible employees who enroll in the ESPP may elect to have between one and ten percent of their eligible compensation withheld and accumulated for the purchase of shares at the end of each offering period in which they participate, unless otherwise determined by the administrator.
     Each participant may cancel his or her election to participate in the ESPP by written notice to the committee in such form and at such times as the committee may require. Participation shall end automatically upon termination of employment for any reason.
   Offerings
     Shares of our common stock are offered for purchase under the ESPP pursuant to a series of six-month offering periods. Unless otherwise determined by the administrator, the offering periods will commence on January 1 and July 1 of each year.
   Purchase of Shares
     Amounts accumulated for each participant will be used to purchase shares of our common stock at the end of each offering period at a price equal to 100% of the fair market value on the purchase date.
   Resale Restrictions
     The ESPP is intended to provide our shares for investment by employees and not for resale. However, we do not intend to restrict or influence any participant from selling shares purchased under the ESPP at any time, subject to compliance with applicable laws.
   Stockholder Rights
     No participant will have any rights as a stockholder with respect to the shares covered by his or her purchase right until the shares are actually purchased on the participant’s behalf. No adjustment will be made for dividends, distributions, or other rights for which the record date is prior to the date of such purchase.
   Amendment and Termination
     Our board of directors may amend or terminate the ESPP at any time, provided that no amendment may increase the number of shares reserved for purchase without the approval of our stockholders. Upon a termination, shares may be issued to participants and any amounts not applied to the purchase of shares shall be refunded to the participants.
Use of Proceeds
     We have not used any of the proceeds of our initial public offering as of December 31, 2009.
Sales of Unregistered Securities
          On August 4, 2009, Archipelago Learning, Inc., a Delaware corporation was formed. Archipelago Learning Holdings, LLC purchased 100 shares of common stock of Archipelago Learning, Inc. for $1,000 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as it was a transaction by an issuer that did not involve a public offering of securities.

          In connection with the Corporate Reorganization completed prior to the consummation of our initial public offering, and in accordance with the limited liability company agreement of Archipelago Learning Holdings, LLC, the holders of shares of Archipelago Learning Holdings, LLC, and certain of their affiliates, entered into the following transactions as a result of which they received shares of Archipelago Learning, Inc.’s common stock, par value $0.001 per share. The issuance of the shares of common stock of Archipelago Learning, Inc. in the Corporate Reorganization was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, as it was a transaction by the issuer not involving a public offering of securities.
          (1) The direct or indirect holders of 98,012,441 Class A shares and 286,882 Class A-2 shares of Archipelago Learning Holdings, LLC (other than Providence Equity Partners V-A Study Island L.L.C. and its subsidiaries), directly or indirectly, contributed all such Class A and Class A-2 shares of Archipelago Learning Holdings, LLC held by such parties to Archipelago Learning, Inc. in exchange for an aggregate of 17,955,030 shares of common stock, par value $0.001 per share.
          (2) Providence Equity Partners V-A Study Island L.L.C., which did not have any assets other than 11,532,623 Class A shares of Archipelago Learning Holdings, LLC, merged with and into Archipelago Learning, Inc. and as a result of such merger, the members of Providence Equity Partners V-A Study Island L.L.C. received an aggregate of 2,101,955 shares of Archipelago Learning, Inc.’s common stock, par value $0.001 per share.
          (3) The officers, directors and employees who held an aggregate of 2,161,484 vested Class B shares of Archipelago Learning Holdings, LLC contributed their vested Class B shares of Archipelago Learning Holdings, LLC to Archipelago Learning, Inc. in exchange for an aggregate of 335,542 shares of common stock, par value $0.001 per share.
          (4) The officers, directors and employees who held an aggregate of 3,867,243 unvested Class B shares of Archipelago Learning Holdings, LLC contributed their unvested Class B shares of Archipelago Learning Holdings, LLC to Archipelago Learning, Inc. in exchange for an aggregate of 585,009 shares of restricted common stock, par value $0.001 per share.
          (5) The officers, directors and employees (other than the chief executive officer, chief financial officer, chief technology officer and co-founders) who held an aggregate of 1,276,622 Class C shares of Archipelago Learning Holdings, LLC contributed such Class C shares to Archipelago Learning, Inc. in exchange for an aggregate of 194,932 shares of common stock, par value $0.001 per share.
          (6) The chief executive officer, chief financial officer, chief technology officer and co-founders contributed their aggregate amount of 5,299,829 Class C shares of Archipelago Learning Holdings, LLC to Archipelago Learning, Inc. in exchange for an aggregate of 809,251 shares of restricted common stock, par value $0.001 per share.
Archipelago Learning Purchases of its Equity Securities
     None.

Stock Performance Graph
     The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
     The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and a group of our peers for the period beginning on November 20, 2010 (the date our common stock commenced trading on NASDAQ) through December 31, 2009, assuming an initial investment of $100, with reinvestment of dividends.
     The peer group we have selected includes companies from the educational technology, higher education and software as a service industries, reflecting the industries in which we take part. The group includes the following companies: American Public Education, Blackboard, Bridgepoint Education, Capella Education Co., Grand Canyon, K12 Inc., Rosetta Stone, Strayer Education, Athena Health, Blackbaud, Concur Technologies, Right Now Technologies, Salesforce.com, Taleo and Ultimate Software.
     The data in the graph below represent historical data and are not indicative of, not intended to forecast, future performance of our common stock.
Comparision of the Cumulative total Return of Archipelago Learning, Inc.

Measurement Date	Archipelago Learning, Inc.	NASDAQ Composite	Peer Group
November 20, 2009	$100.00	$100.00	$100.00
November 30, 2009	98.56	104.99	100.11
December 31, 2009	110.28	110.86	111.53

Item 6. Selected Financial Data
     The following selected consolidated financial data for each of the four years ended December 31, have been derived from and should be read in conjunction with our consolidated financial statements and related notes in Item 15 of this report, beginning on page F-1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.
     In January 2007, Providence Equity Partners, together with Cameron Chalmers and David Muzzo (our founders and vice presidents) and MHT-SI, LP, acquired 100% of the voting equity interests in Archipelago Learning Holdings, LLC, the parent of Archipelago Learning, LLC, which acquired substantially all of the assets of Study Island, LP. All periods ending prior to January 1, 2007 are referred to as “Predecessor,” and all periods including and after such date are referred to as “Successor.” The consolidated financial statements for all Successor periods may not be comparable to those of the Predecessor period.
     The selected historical consolidated financial data as of December 31, 2005 and for the year ended December 31, 2005 has been omitted. The omitted data is not available and the inclusion of such data would require the conversion of cash basis financials to financial statements prepared in accordance with GAAP. This conversion would require substantial management time and cannot be completed without the expenditure of unreasonable effort and expense. In addition, as a result of our recent growth and the impact of the acquisition of Archipelago Learning Holdings, LLC by Providence Equity and the borrowings under the November 2007 credit facility, the omitted financial data is not comparable to the financial data set forth below and, accordingly, we believe the omission of this financial data does not have a material impact on the understanding of our results of operations, financial performance and related trends.
     In addition, during 2009, we completed our Corporate Reorganization and IPO, resulting in a new equity structure and an inflow of cash and cash equivalents of $46.1 million. We also completed the sale of TeacherWeb and classified it as a discontinued operation in our consolidated statements of income and cash flows.

	Successor			Predecessor
	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Income:
Revenue	$42,768	$31,415	$18,250	$10,065
Gross profit	39,694	29,524	17,500	9,722
Income from continuing operations	12,630	8,230	3,615	3,636
Net income from continuing operations	$6,374	$1,114	$2,924	$3,663

Earnings per share from continuing operations:
Basic and Diluted	$0.31	$0.06	$0.15	$0.18

Consolidated Balance Sheet Data:
Deferred revenue	$36,443	$26,922	$16,931	$9,318
Cash and cash equivalents	58,248	13,144	11,060	1,387
Total assets	192,535	142,025	127,591	4,227
Long-term debt	60,876	68,600	69,300	—
Total liabilities	109,525	101,551	89,244	9,762
Total equity (deficit)	83,010	40,474	38,347	(5,535)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our consolidated financial statements and the related notes in Item 15 of this report.
Overview
     Archipelago Learning is a leading subscription-based online education company. We provide standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, our core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of December 31, 2009, Study Island products were utilized by over 9.5 million students in 21,705 schools in all 50 states, Washington D.C. and Canada. During 2009, students answered approximately 3.2 billion of our practice questions. We recently began offering online postsecondary programs through our Northstar Learning product line.
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we developed Study Island products for all 50 states, expanded our content to include the subject areas of reading, writing, mathematics, social studies and science and grew from serving 57 schools in 2001 to 21,705 schools currently. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
     In June 2008, we acquired TeacherWeb, a website portal and teacher productivity tool that provides educators with simple, easy-to-use templates to create district, school or classroom websites. In August 2009, we made a minority investment in Edline, a private educational technology company offering products and services similar to TeacherWeb, and we completed our sale of TeacherWeb to Edline in November 2009.
     We capitalize on two significant trends in the education market: (1) an increased focus on higher academic standards and educator accountability for student achievement, which has led to periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment, and (2) the increased availability and utilization of web-based technologies to enhance and supplement teacher instruction, engage today’s technology-savvy learners and improve student outcomes.
     The increased focus on higher academic standards and assessments as a means to measure educator accountability is largely reflected in legislative efforts such as No Child Left Behind, the common name under the Bush administration for the 2001 reauthorization of the Elementary and Secondary Education Act, or ESEA. ESEA required all states to have academic standards in place for K-12 students in reading, math and science, and to assess student achievement annually with end of school year assessments. Moreover, districts and schools were required to set Adequate Yearly Progress, or AYP, milestones each year leading to all students performing on grade level by 2014. Those districts not meeting AYP milestones for two or more years faced significant consequences.
     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. While many politicians, including the President, believe that the nation’s primary education law needs to be revised, it is uncertain whether this will happen this year. In his 2010 State of the Union address, President Obama held out the hope of overhauling the primary law outlining the federal role in public schools, but experts say it would be difficult for the administration in 2010 because the law has produced discord and there are competing priorities.

     In its 2011 fiscal year budget proposal, the Obama administration recommended two key changes to ESEA, both of which are controversial:
(1)	To replace the accountability system established in No Child Left Behind with a new system built around the goal of helping all students graduate high school college- and career-ready. President Obama has suggested replacing the AYP benchmarks with new standards based on college and career readiness, which have not been finalized. President Obama’s proposal eliminates the No Child Left Behind mandate that all students be proficient in reading and math by 2014. The administration and its supporters suggest that this was an impossible target while others fear that backing away from this absolute mandate is a mistake in a field where nothing short of high-stakes testing grabs the attention of students, parents, teachers, and school administrators.

(2)	To shift the method of distributing federal education dollars from formula alone to a system that also rewards excellence based on competition and performance. That is, the new accountability system would divide schools into more categories, offering recognition and additional funds for those states, districts and schools that are succeeding and providing large new amounts of money to help either improve or close chronically failing schools.
     While uncertainty continues to surround the substance and timing or ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised ESEA. In addition, the school reform focus and policy priorities will be consistent with the ARRA stimulus and Race to the Top criteria: higher and more rigorous standards and assessments across all states; closing the achievement gap between U.S. students and those of other developed countries; closing the achievement gap between students across the socioeconomic spectrum; improving the high school graduate rate along with college and career readiness; and rewarding teachers, schools and states that attain the best results.
     In addition, most of our customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which may become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates.
     While the federal legislative efforts and budgetary challenges in schools could present challenges to our future sales, we feel that we are positioned to perform well in the current environment for various reasons: (1) we are well aligned with educational reform policies and initiatives, (2) we make innovation easy as schools shift from print-based solutions to online digital content, instruction, assessment and data reporting, (3) we have a proven model and track record for engaging and improving learning outcomes, (4) we are affordable compared to other educational product offerings and (5) we still have relatively low overall school penetration with room for growth.
     Seasonal trends associated with school budget years and state testing calendars also affect the timing of our sales of subscriptions to new and existing customers. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. Subscriptions to our products generate substantially all of our revenue, and customers enter into subscriptions which average 15-month terms. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new customers. We generally contact schools several months in advance of the expiration of their subscription, to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school, and if a school subsequently purchases a subscription after this renewal period, we consider it to be a new subscription.

2009 Events
     In April 2009, we launched Northstar Learning, our new product line focused on post-secondary education. Through Northstar Learning, we offer products for GED exam preparation, developmental studies, Allied Health programs and PRAXIS teacher certification.
     In August 2009, in conjunction with the acquisition of Edline Holdings, Inc., or Edline, a private Chicago-based educational technology company, by Providence Equity Partners, our majority shareholder at the time, we made a strategic minority investment in Edline. We purchased 285,601 Series A shares of Edline for $2.7 million, including $0.2 million of transaction fees we received. The shares received represented 6.9% of Edline’s outstanding Series A shares. In addition, Edline borrowed $2.1 million from us pursuant to a five-year promissory note, which bears interest at 9.5% per annum and requires semi-annual interest-only payments. Edline provides online Learning Community Management Systems, or LCMS, solutions that help schools improve student performance by harnessing the power of parental involvement, supporting teachers and engaging the learning community. Services include web hosting, content management, information portals, tools for classroom management, gradebook, notification, student data analytics, virtual storage and related technologies.
     We believe that we can benefit from strategic opportunities with Edline, as Edline is capitalizing on the same trends in the K-12 education market as Study Island: (1) an increased focus on higher academic achievement and (2) increased availability and utilization of web-based technologies to enhance and supplement instruction and improve school to home communications. Accordingly, there are attractive strategic partnership opportunities between us and Edline, including: linking Study Island’s content to Edline’s school and district LCMS solutions and co-marketing arrangements to capitalize on each company’s customer base and sales force.
     In October 2009, we launched Study Island Canada, which represents our first Canadian product for 3 provinces — Ontario, Alberta and British Columbia. To better penetrate the Canadian market on a more immediate basis, we signed a distribution agreement with “Resources Too” in Toronto, an educational company. We already have customers in each of the provinces and the product appears to have been well received.
     In November 2009, we completed the sale of TeacherWeb for an aggregate sale price of $13 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), 371,281.285 Series A shares of Edline valued at $3.7 million, giving us 11.2% of Edline’s outstanding Series A shares, and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. We believe the sale of TeacherWeb, coupled with our earlier investment in Edline, will enable us to focus on growing our core business of providing online standards-based instruction, practice, assessment and reporting programs through our Study Island and Northstar Learning products, while partnering with Edline to integrate Study Island’s content with Edline’s community management solutions. In addition, we repaid $6.5 million on our term loan in connection with the sale and TeacherWeb’s guarantee of our credit facility was released. The operations of TeacherWeb are presented as a discontinued operation in our financial statements and, as such, the operations from TeacherWeb are removed from each operating caption of the statements of income and cash flows and included in segregated captions. Due to the majority ownership of Providence Equity Partners of Edline and us, the sale of TeacherWeb was considered a transaction between entities under common control and, as such, no gain was recognized on the sale and a contribution of $2.9 million was recorded to additional paid-in capital.
     In November 2009, in order to enact our initial public offering, we completed a reorganization transaction, or the Corporate Reorganization, whereby the holders of Archipelago Learning Holdings, LLC contributed their shares into Archipelago Learning, Inc. in exchange for shares of common stock. As a result of the Corporate Reorganization, Archipelago Learning, Inc. became the parent of Archipelago Learning Holdings, LLC and its subsidiaries and the reporting company and issuer of shares in our initial public offering. All results of operations prior to the Corporate Reorganization reflect the operations of Archipelago Learning Holdings, LLC.
     We completed our initial public offering on November 25, 2009. As a result of the offering, we sold 3.1 million shares of common stock for $44.0 million, net of $7.6 million of transaction costs.

Results of Operations
Comparison of 2009 and 2008
     The table below summarizes our consolidated operating results for the years ended December 31 (dollars in thousands):

			Change
	2009	2008	Dollars	Percentage
Revenue	$42,768	$31,415	$11,353	36.1%
Cost of revenue	3,074	1,891	1,183	62.6%

Gross profit	39,694	29,524	10,170	34.4%
Operating expense:
Sales and marketing	14,048	12,726	1,322	10.4%
Content development	3,773	2,162	1,611	74.5%
General and administrative	9,243	6,406	2,837	44.3%

Total	27,064	21,294	5,770	27.1%

Income from continuing operations	12,630	8,230	4,400	53.5%
Other income (expense):
Interest expense	(2,803)	(5,161)	2,358	45.7%
Interest income	159	247	(88)	(35.6%)
Derivative loss	(518)	(2,119)	1,601	75.6%

Total	(3,162)	(7,033)	3,871	55.0%

Net income from continuing operations before tax	9,468	1,197	8,271	691.0%
Provision for income tax	3,094	83	3,011	3,627.7%

Net income from continuing operations	6,374	1,114	5,260	472.2%

Income (loss) from discontinued operation before tax	261	(339)	600	177.0%
Benefit from income tax on discontinued operation	(101)	(247)	146	59.1%

Net income (loss) from discontinued operation	362	(92)	454	493.5%

Net income	$6,736	$1,022	$5,714	559.1%

     Revenue.
     We generate revenue from: customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees, for onsite or online training sessions that are primarily provided to new Study Island customers; and individual buys, which are individual purchases for access to a product (one subject in a specific state for a specific grade level). Customer subscriptions provide the vast majority of our revenue.
     Our subscription purchases are generally evidenced by a purchase order. We recognize an invoiced sale in the period in which the purchase order is received and the invoice is issued, which may be at a different time than the commencement of the subscription. Revenue for invoiced sales is deferred and recognized ratably over the subscription term beginning on the commencement date of the applicable subscription.
     Factors affecting our revenue include: (i) the number of schools, classes or students purchasing our products; (ii) the term of the subscriptions; (iii) subscription renewals; (iv) the number of states or geographies in which we offer products; (v) the number of products we offer in a state or in a geographic region; (vi) the complexity and comprehensiveness of applicable standards, which impacts pricing; (vii) the effectiveness of our regional field-based and inside sales teams; (viii) recognition of revenue in any period from deferred revenue from subscriptions purchased or renewed during the current and prior periods; (ix) federal, state and local educational funding levels; and (x) discretionary purchasing funds available to our customers.
     The timing of sales to new and existing Study Island customers is affected by seasonal trends associated with school budget years and state testing calendars. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. Our fourth quarter has historically produced the second highest level of new subscriptions and renewals, followed by our second and first quarters. Because revenue from customer subscriptions is deferred over the course of the subscription period and our customers pay for their subscriptions at the beginning of the subscription period, this seasonality does not cause our revenue to fluctuate significantly, but does impact our cash flow.

     Revenue for the year ended December 31, 2009 was $42.8 million, representing an increase of $11.4 million, or 36.1%, as compared to revenue of $31.4 million for the year ended December 31, 2008. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods.
     Pricing for Study Island subscriptions is based on a variety of factors. Subscriptions are priced on a fixed price per class or a variable price per school based on the number of students per grade using the products. In addition, subscriptions are priced on a per subject matter basis with discounts given if all of the subjects for a given grade are purchased. Subscription prices also vary by state based on the number, complexity and comprehensiveness of the applicable standards. Our Study Island products are specifically built from the varying assessment standards in all 50 states, which we believe differentiates us from our competitors.
     We increased our standard pricing in August 2008. We do not believe, however, that this pricing increase is meaningful to changes in our revenue. Our pricing structure is complex, using a set of standard prices, but offering discretionary discounts of different amounts for a wide range of circumstances with our clients. Additionally, considering that we recognize revenue from customer subscriptions ratably over the subscription periods (which average 15 months, but vary under many circumstances), price increases have a delayed impact on revenue within a single period presented in our financial statements.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the years ended December 31 (dollars in thousands):

	2009	2008
Invoiced sales:
New customers	$15,567	$14,099
Existing customers	37,219	24,709
Other sales	1,088	1,013

Total	53,874	39,821
Change in deferred revenue	(11,106)	(8,405)

Revenue	$42,768	$31,416

Other metrics:
Schools using Study Island products	21,705	17,307
Products available	1,249	950
States	50	50
     Invoiced sales are recognized in the period in which the school or district purchase order is received and the invoice is issued. We present invoiced sales data to provide a supplemental measure of our operating performance. We believe the various invoiced sales metrics enable investors to evaluate our sales performance in isolation and on a consistent basis without the affects of revenue deferral and revenue recognition from sales in prior periods. In addition, invoiced sales to new customers and existing customers and invoiced other sales provide investors with important information regarding the source of orders for our products and services and our sales performance in a particular period. Invoiced sales are not recognized under accounting principles generally accepted in the United States, or GAAP, and should not be used an as indicator of, or an alternative to, revenue and deferred revenue. Invoiced sales metrics have significant limitations as analytical tools because they do not take into account the requirement to provide the applicable product or service over the subscription period and they do not match the recognition of revenue with the associated cost of revenue. Reconciliation is provided in the table above between invoiced sales and revenue, the closest GAAP measure to invoiced sales.

     As of December 31, 2009, 21,705 schools used Study Island products. A school is considered to be using our products if it has an active subscription for any or all of the Study Island products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription. For the twelve months ended June 30, 2009, we had a renewal rate of 78.5%, which reflects the percentage of schools that subscribed for our products throughout those twelve months and then subscribed for our products again in the next period, within six months of their subscription end date. A Study Island product is any one subject for one grade level in a single state. A Northstar Learning product is any one subject. The number of states is the number of states in which Study Island offers products, which are built from the standards of such states. We offer products in all 50 states and Washington D.C. and, as of October 2009, in Canada.
     Cost of Revenue.
     Cost of revenue consists of the costs to host and make available our products and services to our customers. A significant portion of the cost of revenue includes salaries and related expense for our engineering employees and contractors who maintain our servers and technical equipment and who work on our web-based hosted platform. Other costs include facility costs for our web platform servers and routers, network monitoring costs and amortization of Study Island’s technical development intangible asset.
     Cost of revenue for the year ended December 31, 2009 increased by $1.2 million, or 62.6%, to $3.1 million from $1.9 million for the year ended December 31, 2008. This increase in cost of revenue was primarily attributable to a $0.8 million increase in engineering salaries and related costs resulting from increased headcount focusing on enhancing resources and management, along with annual salary increases and bonus payments and a $0.4 million increase in depreciation expense related to improvements in the core infrastructure.
     Sales and Marketing Expense.
     Our sales and marketing expense consists primarily of salaries, commissions and related expense for personnel in our inside and field sales teams, marketing, customer service, training and account management. Commissions are earned when sales are invoiced to customers. Other costs include marketing costs, travel and amortization of the customer relationship intangible asset. Marketing expense consists of direct mail, email prospecting, “pay per click” advertising, search engine optimization, printed material, marketing research, and trade shows. Marketing expense generally increases as our sales efforts increase, both in new and existing markets. Our marketing efforts are related to the launch of new product offerings, the introduction of our products and services in new states and geographic regions, and opportunities within a selected market associated with specific events such as timing for the standardized testing in a particular state and upcoming trade shows.
     Sales and marketing expense for the year ended December 31, 2009 increased by $1.3 million, or 10.4%, to $14.0 million from $12.7 million for the year ended December 31, 2008. This increase was primarily attributable to a $1.0 million increase in salaries, commissions and related costs resulting from increased headcount, annual salary increases, bonus payments and increased commissions due to increased invoiced sales and a $0.5 million increase in marketing costs related to new product launches, including Northstar Learning.
     Content Development Expense.
     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions for our Study Island and Northstar Learning products, outsourced content writing costs, and amortization of our program content intangible asset.
     Content development expense for the year ended December 31, 2009 increased by $1.6 million, or 74.5%, to $3.8 million from $2.2 million for the year ended December 31, 2008. This increase was primarily attributable to a $1.1 million increase in salaries and related costs related to increased headcount for the development of our enhanced Study Island version 3, the launch of products in Canada and the development of content for our Northstar Learning product line, along with annual salary increases and bonus payments and a $0.5 million increase in outsourced content writing costs, primarily related to Northstar Learning.

     General and Administrative Expense.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, and other administrative employees, professional services, rent, insurance, travel and other corporate expense. We expect general and administrative expense to increase in future periods as we expect to incur additional expense associated with being a public company, including increased personnel costs, legal costs, accounting costs, board compensation expense, investor relations costs, higher insurance premiums, and costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of NASDAQ.
     General and administrative expense for the year ended December 31, 2009 increased by $2.8 million, or 44.3%, to $9.2 million from $6.4 million for the year ended December 31, 2008. This increase was primarily attributable to a $1.6 million increase in salaries and related costs due to enhancements made to our management structure, a $0.5 million increase related to costs associated with preparation for our initial public offering and $0.4 million of increased depreciation expense associated with our increased capital expenditures.
     Other Income (Expense).
     Our other income (expense) includes interest expense, interest income and derivative loss. Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007 and amortization of debt financing costs. We borrowed $10.0 million under our revolving credit facility in September 2008 and we repaid the full amount in November 2008. No amounts were outstanding under the revolving credit facility during the year ended December 31, 2009. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline. Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and will decrease in periodic amounts to a notional amount of $30.5 million at the December 31, 2010 termination date. At December 31, 2009, the notional amount of the interest rate swap was $35.5 million. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We have not designated our interest rate swap as a cash flow hedge.
     Other income (expense) totaled $3.2 million of net expense for the year ended December 31, 2009, which was a reduction of expense of $3.9 million, or 55.0%, compared to net expense of $7.0 million for the year ended December 31, 2008. The decrease was primarily due to reduced interest expense of $2.4 million during the period on our term loan, due to a combination of reduced outstanding debt, lower LIBOR rates and reduced applicable margin as a result of our reduced leverage ratio during the period. Additionally, we had reduced loss on our interest rate swap of $1.6 million during the period due to increases in the fair value of the interest rate swap in 2009 compared to decreases in 2008.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, state and local taxes based on our income in the appropriate jurisdictions. Prior to the Corporate Reorganization, we were treated as a partnership and were not a taxpaying entity for federal income tax purposes and generally were not a taxpaying entity for state income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the Corporate Reorganization, we recorded $2.0 million of tax provision to recognize a net deferred tax liability to our balance sheet. TeacherWeb, our discontinued operation, was treated as a taxable corporation for federal income tax purposes. We are also subject to certain franchise taxes and we record these expenses in our provision for income tax.

Comparison of 2008 and 2007
     The table below summarizes our consolidated operating results for the years ended December 31 (dollars in thousands):

			Change
	2008	2007	Dollars	Percentage
Revenue	$31,415	$18,250	$13,165	72.1%
Cost of revenue	1,891	750	1,141	152.1%

Gross profit	29,524	17,500	12,024	68.7%
Operating expense:
Sales and marketing	12,726	7,669	5,057	65.9%
Content development	2,162	1,206	956	79.3%
General and administrative	6,406	5,010	1,396	27.9%

Total	21,294	13,885	7,409	53.4%

Income from continuing operations	8,230	3,615	4,615	127.7%
Other income (expense):
Interest expense	(5,161)	(838)	(4,323)	(515.9%)
Interest income	247	343	(96)	(28.0%)
Derivative loss	(2,119)	(173)	(1,946)	(1,124.9%)

Total	(7,033)	(668)	(6,365)	(952.8%)

Net income from continuing operations before tax	1,197	2,947	(1,750)	(59.4%)
Provision for income tax	83	23	60	260.9%

Net income from continuing operations	1,114	2,924	(1,810)	(61.9%)

Income (loss) from discontinued operation before tax	(339)	—	(339)	—
Benefit from income tax on discontinued operation	(247)	—	(247)	—

Net income (loss) from discontinued operation	(92)	—	(92)	—

Net income	$1,022	$2,924	$(1,902)	(65.0%)

     Revenue.
     We generate revenue from: customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees, for onsite or online training sessions that are primarily provided to new Study Island customers; and individual buys, which are individual purchases for access to a product (one subject in a specific state for a specific grade level). Customer subscriptions provide the vast majority of our revenue.
     Revenue for the year ended December 31, 2008 increased by $13.2 million, or 72.1%, to $31.4 million from $18.3 million for the year ended December 31, 2007. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods.
     We increased our standard pricing in August 2008 and August 2007. We do not believe, however, that this pricing increase is meaningful to changes in our revenue. Our pricing structure is complex, using a set of standard prices, but offering discretionary discounts of different amounts for a wide range of circumstances with our clients. Additionally, considering that we recognize revenue from customer subscriptions ratably over the subscription periods (which average 15 months, but vary under many circumstances), price increases have a delayed impact on revenue within a single period presented in our financial statements.

     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the years ended December 31 (dollars in thousands):

	2008	2007
Invoiced sales:
New customers	$14,099	$11,224
Existing customers	24,709	13,841
Other sales	1,013	798

Total	39,821	25,863
Change in deferred revenue	(8,405)	(7,613)

Revenue	$31,416	$18,250

Other metrics:
Schools using Study Island products	17,307	11,563
Products available	950	650
States	50	35
     Invoiced sales are recognized in the period in which the school or district purchase order is received and the invoice is issued. We present invoiced sales data to provide a supplemental measure of our operating performance. We believe the various invoiced sales metrics enable investors to evaluate our sales performance in isolation and on a consistent basis without the affects of revenue deferral and revenue recognition from sales in prior periods. In addition, invoiced sales to new customers and existing customers and invoiced other sales provide investors with important information regarding the source of orders for our products and services and our sales performance in a particular period. Invoiced sales are not recognized under accounting principles generally accepted in the United States, or GAAP, and should not be used an as indicator of, or an alternative to, revenue and deferred revenue. Invoiced sales metrics have significant limitations as analytical tools because they do not take into account the requirement to provide the applicable product or service over the subscription period and they do not match the recognition of revenue with the associated cost of revenue. Reconciliation is provided above between invoices sales and revenue, the closest GAAP measure to invoiced sales.
     As of December 31, 2008, 17,307 schools used Study Island products. A school is considered to be using our products if it has an active subscription for any or all of the Study Island products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription. For the twelve months ended December 31, 2008, we had a renewal rate of 77.1%, which reflects the percentage of schools that subscribed for our products throughout 2008 and then subscribed for our products again in the next period, within six months of their subscription end date. A Study Island product is any one subject for one grade level in a single state. A Northstar Learning product is any one subject. The number of states is the number of states in which Study Island offers products, which are built from the standards of such states.
     Cost of Revenue.
     Cost of revenue for the year ended December 31, 2008 increased by $1.1 million, or 152.1%, to $1.9 million from $0.8 million for the year ended December 31, 2007. This increase in cost of revenue was primarily attributable to a $0.9 million increase in personnel costs resulting from an increase in engineering headcount to 15 at December 31, 2008 from 9 at December 31, 2007. In addition, we incurred $0.3 million of expense related to facilities, network security, recruiting and depreciation.
     Sales and Marketing Expense.
     Sales and marketing expense for the year ended December 31, 2008 increased by $5.1 million, or 65.9%, to $12.7 million from $7.7 million for the year ended December 31, 2007. This increase was primarily attributable to $4.2 million in increased personnel costs related to the expansion of the Study Island sales team, $0.4 million of marketing expense related to new product releases, and $0.3 million for additional contract labor. Headcount for sales and marketing increased to 107 employees at December 31, 2008 from 88 employees at December 31, 2007.

     Content Development Expense.
     Content development expense for the year ended December 31, 2008 increased by $1.0 million, or 79.3%, to $2.2 million from $1.2 million for the year ended December 31, 2007. This increase was primarily attributable to a $0.9 million increase in personnel costs. Headcount for content development increased to 44 employees at December 31, 2008 from 20 at December 31, 2007.
     General and Administrative Expense.
     General and administrative expense for the year ended December 31, 2008 increased by $1.4 million, or 27.9%, to $6.4 million from $5.0 million for the year ended December 31, 2007. This increase was primarily attributable to accounting expense and subscription fees to an online service associated with the implementation of a new financial system in January 2008, increased bank fees associated with our term loan and revolving credit facility, increased expense associated with mergers and acquisition activities, and increased rent expense due to our leasing additional office space in Dallas to support additional Dallas-based employees. Depreciation expense increased by $0.2 million from the year ended December 31, 2007 as compared to the year ended December 31, 2008.
     Other Income (Expense).
     Interest expense for the year ended December 31, 2008 was $5.2 million, representing an increase of $4.3 million as compared to interest expense of $0.8 million for the year ended December 31, 2007. This higher interest expense was due to the full year effect of borrowings under the term loan that we entered into in November 2007. Interest income for the year ended December 31, 2008 decreased by $0.1 million, or 28.0%, to $0.2 million from $0.3 million for the year ended December 31, 2007. This decrease was due to higher average cash balances during 2008 offset by lower prevailing interest rates during 2008. Other expense also increased for the year due to the derivative loss of $2.1 million in the year ended December 31, 2008, which reflects an increase of $1.9 million as compared to a $0.2 million loss for the prior year. This loss was due to the change in fair value of our interest rate swap.
Liquidity and Capital Resources
     Our primary cash requirements include the payment of our operating expense, interest and principal payments on our debt, and capital expenditures. We also have used cash to make dividend payments and tax-related distributions to our equity holders. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our servers, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity. We finance our operations primarily through cash flow from operations, which is typically the highest in the third and fourth quarters when our sales are highest and invoices are paid. Our cash flow from operations is typically flat in the first and second quarters. Several factors outside of our control may impact our cash flow. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. We believe that although the current Presidential administration has stated that education reform is a priority for 2010, it may not occur for another two years. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products. If new legislation lessens the importance of state-by-state testing and assessments, demand for our products may materially decrease, or if competitors can more easily enter our markets because of the establishment of national education standards, we may experience lower cash flows, both of which would affect our liquidity. In addition, if state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our Study Island products, either of which would have a negative impact on our cash flow.

     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. At December 31, 2009, we had cash and cash equivalents of $58.2 million and $10.0 million of availability under our revolving credit facility. Our total indebtedness was $61.6 million at December 31, 2009. We believe that our consistent cash flow and our $10.0 million availability combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Cash Flow
     Our net consolidated cash flows consist of the following, for the years ended December 31 (in thousands):

Provided by (used in):	2009	2008	2007
Operating activities	$21,627	$13,551	$12,718
Investing activities	(3,125)	(10,982)	(85,285)
Financing activities	26,602	(485)	82,240
Cash Flow from Operating Activities
     Net cash provided by operating activities was $21.6 million for the year ended December 31, 2009, compared to $13.6 million during the year ended December 31, 2008. This $8.1 million increase was primarily due to an increase in net income adjusted for non-cash items of $5.8 million and an increase in cash flow adjustments from working capital of $2.3 million. The cash flow impact from changes in working capital was primarily the result of changes in deferred revenues, accounts receivable, accrued expenses and other assets.
     Net cash provided by operating activities was $13.6 million for 2008 compared to $12.7 million in 2007. The $0.8 million increase was primarily due to an increase in net income adjusted for non-cash items of $1.3 million offset by working capital decreases of $0.4 million. The working capital changes were primarily the result of changes in deferred revenue and accrued expenses.
   Cash Flow from Investing Activities
     Net cash used for investing activities for the year ended December 31, 2009 was $3.1 million, including $1.9 million used for the purchase of property and equipment and an investment in and note issued to Edline, for an aggregate of $4.9 million, offset by proceeds from the sale of TeacherWeb, our discontinued operation.
     Net cash used for investing activities for the year ended December 31, 2008 was $11.0 million and included $9.7 million in net cash used for the purchase of TeacherWeb and $1.3 million used for the purchase of property and equipment.
     Net cash used for investing activities in 2007 was $85.3 million and included $84.8 million net cash used for the purchase of Study Island, LP by Providence Equity and $0.5 million used for the purchase of property and equipment.

   Cash Flow from Financing Activities
     Net cash provided by financing activities in the year ended December 31, 2009 was $26.6 million, including $45.4 million net cash received in our IPO, offset by $11.1 million of net distributions to our members and $7.7 million in principal payments on our term loan, including a payment of 6.5 million paid in connection with the sale of TeacherWeb.
     Net cash used for financing activities was $0.5 million for 2008 and was primarily due to $10.0 million of payments on our revolving credit facility and $0.7 million of payments on our term loan, offset in part by the receipt of $10.0 million in proceeds from our revolving credit facility and $0.2 million in refunds for debt financing costs incurred in the year ended December 31, 2007 in connection with the funding of our term loan.
     Net cash provided by financing activities for 2007 was $82.2 million and was primarily due to the receipt of $89.5 million in proceeds from the issuance of equity and the receipt of $70.0 million in proceeds from the incurrence of debt under our term loan. These proceeds were offset in part by $74.8 million in distributions to our equity holders, $1.7 million in debt financing costs and $0.8 million in cash distributions to the predecessor owners.
Credit Facility
     In November 2007, our subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to holders of Class A shares of Archipelago Learning Holdings, LLC and debt financing costs of $1.7 million. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.25% as of December 31, 2009 and 2008 and 4.00% as of December 31, 2007, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. In 2008, the Borrower received a refund of a portion of its debt financing costs in the amount of $0.2 million.
     In May 2009, the credit agreement (the “Credit Agreement”) governing the term loan and the revolving credit facility was amended to permit the creation of AL Midco, LLC, or AL Midco, a new wholly owned subsidiary of Archipelago Learning Holdings, LLC, which assumed all of Archipelago Learning Holdings, LLC’s interests in the Borrower. AL Midco became a guarantor under the Credit Agreement and Archipelago Learning Holdings, LLC was released as a guarantor. In November 2009, the Credit Agreement was further amended to permit the sale of TeacherWeb. This amendment further modified certain terms of the Credit Agreement, including adding a LIBOR floor of 1.25% to the calculation of the interest rates and reducing the letter of credit sublimit available to the Borrower under the Credit Agreement from $2.0 million to $1.0 million. In addition, the Borrower repaid an aggregate amount of $6.5 million upon the consummation of the sale of TeacherWeb, which was completed in November 2009. As a result of the sale, TeacherWeb was released as a guarantor.
     The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all tangible and intangible assets owned by the Borrower and AL Midco. In addition, any future domestic subsidiaries of the Borrower will be required (subject to certain exceptions) to guarantee the Credit Agreement and grant liens on substantially all of its assets to secure such guarantee.
     The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to Consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation, amortization and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of Consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of Consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement). Based on the formulations set forth in the Credit Agreement, as of December 31, 2009, the Borrower was required to maintain a maximum leverage ratio of 3.50 to 1.00, a minimum interest coverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00. As of December 31, 2009, the Borrower’s leverage ratio was 1.75 to 1.00, its interest coverage ratio was 7.48 to 1.00 and its fixed charge coverage ratio was 4.52 to 1.00. The financial ratios the Borrower is required to maintain become more restrictive over time.

     The Credit Agreement also contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement, and which was not triggered by our initial public offering. As of December 31, 2009 the Borrower was in compliance with all covenants.
     The Borrower has the right to optionally prepay its borrowings under the Credit Agreement, subject to the procedures set forth in the Credit Agreement. The Borrower may be required to make prepayments on its borrowings under the Credit Agreement if it receives proceeds as a result of certain asset sales, debt issuances or events of loss. In addition, a mandatory prepayment of the borrowings under the Credit Agreement is required each fiscal year in an amount equal to (i) 75% of excess cash flow (as defined by the Credit Agreement) if the leverage ratio as of the last day of the fiscal year is greater than 4.00 to 1.00, (ii) 50% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 4.00 to 1.00 but greater than 3.25 to 1.00, or (iii) 25% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 3.25 to 1.00. No mandatory prepayment is required if the leverage ratio is less than or equal to 2.50 to 1.00 on the last day of the fiscal year.
     As of December 31, 2009, $61.6 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. As of December 31, 2008, $69.3 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. For the years ended December 31, 2009 and 2008, the weighted average interest rate under the term loan was 3.83% and 7.03%, respectively, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap is the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
Contractual Obligations
     As of December 31, 2009, our contractual obligations and other commitments were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations(1)	$61,576	$700	$1,400	$59,476	—
Operating lease obligations	$1,144	$507	$636	1	—
Colocation contracts	$418	$192	$226	—	—

(1)	Interest payments based on variable interest rates on our long-term debt obligations are excluded from our contractual obligations.
     Amounts included in Other long-term liabilities on our consolidated balance sheet as of December 31, 2009 of $0.4 million, related to an uncertain tax position, including penalties and interest, are not included in the table above, as the timing of future payments of these amounts is uncertain.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
     Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to long-lived intangible and tangible assets, goodwill and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. All intercompany balances and transactions have been eliminated in consolidation.
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed below.
Revenue Recognition
     We generate revenue from customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees, for onsite or online training sessions that are primarily provided to new Study Island customers; and individual buys, which are individual purchases for access to our products.
     Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable. Our arrangements do not contain general rights of return.
     Our subscription fees are typically billed prior to the commencement of the subscription term. We defer the total amount of the sale of subscriptions, training, and support as unearned revenue when the customer is invoiced and recognize the revenue on a straight-line basis over the subscription period, beginning on the commencement date of each subscription. The average subscription term is 15 months for our Study Island products and six months for our Northstar Learning products. We occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new Study Island customers, resulting in a subscription term longer than one year. All of our subscriptions are sold on a non-cancelable basis. As a result, substantially all of the revenue that we recognize in any period represents deferred revenue from subscriptions purchased or renewed during current and previous periods. From time to time, we may enhance or upgrade our products. Because we provide our products on a single web-based platform, all of our customers generally benefit from new features and functionality released during the subscription term at no additional cost.
     Training sessions are offered to our customers in conjunction with the subscriptions to train the customers on implementing, using, and administering the Study Island programs. Training revenue is recognized ratably over the subscription term for the related subscription. Customer support is provided to customers following the sale at no additional charge and at a minimal personnel cost per call.
Goodwill, Intangible Assets and Long-Lived Assets
     Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is assessed for impairment at the reporting unit level at least annually and any time an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying value.
     The goodwill impairment test involves a two-step test. The first step is a comparison of each reporting unit’s fair value to its carrying value. Upon completion of the sale of TeacherWeb, we have a single reporting unit. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and we must complete the second step of the impairment test. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including internally developed intangible assets with a zero carrying value, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference. We perform our impairment tests in the fourth quarter of each year.

     Our 2009 impairment testing was performed after the sale of TeacherWeb, therefore was performed on the entire company. The fair value of the company was determined utilizing our overall market capitalization. In this test, our fair value significantly exceeded the carrying value of our net assets, therefore no potential impairment of goodwill was identified and the second step of the impairment test was not completed.
     The fair values of our reporting units performed for our testing in 2008 and 2007 relied on estimates including the following factors:
•	Data from actual open marketplace transactions. We may utilize such information, if available, where those transactions may involve assets or equity, to assist management in evaluating goodwill impairment.
•	Anticipated future cash flows and terminal value for each reporting unit. The income approach to determining the fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenue, customer attrition and estimates of any expected changes in operating margins. We have utilized an income growth rate for our estimates, which we believe to be reasonable based on historical growth and market and industry conditions. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates. We are not expecting actual results to vary significantly from estimates.
•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. For our impairment testing in the fourth quarter of 2008, we utilized a weighted-average cost of capital which was developed using a combination of a risk free rate, an equity premium, and a risk factor. For the risk free rate, we utilized the 20-year U.S. government bond rate. The equity premium was developed based on a study of historical security market returns, adjusted for the size of our reporting entities. The risk factor was based on our product lines, potential changes in market demand, current market conditions and other potentially relevant factors. Given the current volatile general economic conditions, it is possible that the discount rate will fluctuate in the near term.
     No impairment loss was identified during the impairment testing performed in 2008 or 2007. Based upon the results of our impairment testing and events that have occurred subsequently, we do not believe either of our reporting units to be at risk of failing step one of impairment testing for the foreseeable future.
     Indefinite-lived intangible assets are tested for impairment at least annually at the same time as the goodwill impairment testing by comparing the fair value of the intangible asset to its book value. No impairment has been identified in our indefinite-lived intangible assets.
     Amortizable intangible assets and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows to be generated by such assets is made. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. No impairment loss has been identified in our intangible or long-lived assets.

Stock-Based Compensation Expense
     Prior to the Corporate Reorganization, Archipelago Learning Holdings, LLC issued Class B and Class C shares to employees as part of their compensation. The holders of such shares were entitled to receive distributions, including distributions in connection with the liquidation, dissolution or winding up of Archipelago Learning Holdings, LLC, when and as determined by its board of managers, in accordance with, and subject to the terms of, the limited liability company agreement of Archipelago Learning Holdings, LLC. The Archipelago Learning Holdings, LLC limited liability company agreement sets forth the priority and order in which the holders of the Class B and Class C shares were entitled to receive distributions (commonly referred to as a “waterfall”), based on amounts of invested capital and preferred returns on invested capital. In addition, the receipt of distributions in respect of such shares was subject to certain additional conditions, including vesting and distribution thresholds (i.e., various threshold amounts of aggregate distributions on senior classes (i.e., the Class A and Class A-2 shares) before distributions are made on the Class B and Class C shares). Each Class B share vested 20% on each anniversary, subject to continued employment or service. The Class C shares were subject to performance hurdles, pursuant to which holders of Class C shares are entitled to distributions only after holders of Class A and Class A-2 shares receive certain multiples of cash-based returns on their respective Class A and Class A-2 shares, subject to such Class C shareholders’ continued employment or service. The distribution thresholds were higher for each of the 2009 and 2008 grants. As a result of the waterfall and the distribution thresholds, a liquidity event at the grant-date fair value would yield no proceeds to the holders of the Class B and Class C shares.
     At the Corporate Reorganization, the Class B and Class C shares were exchanged for shares of common stock and restricted common stock in Archipelago Learning, Inc. The number of common shares was determined using a calculation of the liquidation value, as defined in the Archipelago Learning Holdings, LLC agreement, of the Class B and Class C shares on the date of the Corporate Reorganization and the initial public offering price of the common stock. Holders of Class B shares received common stock for their vested shares and restricted common stock for their unvested shares, with the same vesting schedule on the restricted stock as they had for their unvested shares. Class C shares held by our CEO, CFO, CTO and founders were exchanged for restricted common stock, which vests based on conditions, including the return of capital by Providence Equity. The remaining Class C holders received common stock. The exchange resulted in no additional compensation expense, as the fair value of the common stock and restricted common stock received did not exceed the fair value of the Class B and Class C shares exchanged on the date of the Corporate Reorganization.
     On November 17, 2009, our Board of Directors and shareholders approved the 2009 Omnibus Incentive Plan, which authorizes the Board to grant common stock, restricted common stock and options to purchase common stock to our employees, Directors or consultants, as compensation for services to be rendered.
     We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for grants of common stock is recognized at the time of grant, for restricted common stock and stock options is recognized over the vesting period of the award. Compensation expense for the Class B shares was recognized ratably over five years and compensation expense for the Class C shares was recognized at the time of issuance. Compensation expense for the restricted common stock exchanged for unvested Class B shares is recognized over the remaining vesting period.
The grant-date fair value of common and restricted common stock is determined using the closing price of the stock as listed on NASDAQ for the date of grant. The common and restricted common shares granted in 2009 had a grant-date fair value of $16.50 per share. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For the stock options granted during 2009, we used a term of 6.25 years, volatility of 49.3% and a risk free rate of 2.4%, resulting in a grant-date fair value of $8.30 per share. The determination of the grant-date fair value of the Class B and Class C shares was complex due to the waterfall, the distribution thresholds and the growth of the business, and it required the application of judgment regarding Archipelago Learning Holdings, LLC’s future performance and the likelihood and timing of future liquidity events. Accordingly, in connection with the preparation of our audited financial statements for 2008 and 2007, we hired Waterview Advisors (formerly Phalon George Capital Advisors), an independent valuation firm, to conduct valuation analyses, which were relied upon by management to assess the equity value of Archipelago Learning Holdings, LLC and the fair value of the Class B and Class C shares at the grant date. The independent valuation analyses were prepared as of October 2008 and December 2007 and were relied upon by management for the determination of the grant-date fair value of the January 2009, May 2008 and May 2007 grants. Accordingly, these analyses were used to support our determination of the fair value of the awards as of the grant date.

     The valuation analyses were based on information provided by us and used two methods to determine an overall enterprise value for Archipelago Learning Holdings, LLC: (i) the use of multiples of Archipelago Learning Holdings, LLC’s earnings before interest, taxes, depreciation and amortization, or EBITDA, derived from prior Archipelago Learning Holdings, LLC transactions, principally the acquisition of the Company by Providence Equity and the TeacherWeb acquisition and (ii) the use of EBITDA multiples derived from transactions of companies within the same industry. The valuation analyses also looked at comparable companies, but it was determined that this company comparison method would not be relevant in determining the valuation because of Archipelago Learning Holdings, LLC’s smaller size, smaller market, faster growth and significantly greater profitability than comparable companies. The multiples described above (adjusted to reflect projected growth rates to projected EBITDA in future periods) were then applied to estimate projected overall enterprise values for Archipelago Learning Holdings, LLC at various dates in the future based on the probability that an initial public offering or strategic sale of Archipelago Learning Holdings, LLC would occur in the future. Using these enterprise values, the estimated distributions to the Class B and Class C shares at the time of such future liquidity events (taking into account the applicable distribution thresholds) were determined. The present value of the estimated distributions to the Class B shares and certain of the Class C shares were then calculated to determine the fair value of Class B and Class C shares on the grant date. This approach resulted in a grant-date fair value for the Class B shares of $0.26, $0.29 and $0.31 per share for the grants in 2009, 2008 and 2007, respectively, and a grant-date fair value for the Class C shares of $0.06, $0.07 and $0.05 per share for the grants in 2009, 2008 and 2007, respectively. The change in the fair values primarily reflected the increase in the applicable distribution thresholds.
     The following share-based award activity occurred during the years ended December 31:

	2009	2008	2007
Pre-Reorganization:
Class B Shares granted	673,287	456,336	5,720,692
Class C Shares granted	673,287	456,336	5,720,692
Class B Shares cancelled or forfeited	—	(821,588)	—
Class C Shares cancelled or forfeited	—	(273,864)	—
Reorganization:
Exchange of Class B and Class C Shares for Common stock	530,474	—	—
Exchange of Class B and Class C Shares for Restricted Common stock	1,394,260	—	—
Post-Reorganization:
Common stock granted	1,768	—	—
Restricted Common stock granted	1,768	—	—
Stock-options granted	552,594	—	—
     The grant date fair value for the Class B and Class C shares granted in January 2009 reflected:
•	our strong operating performance in the last half of 2008;
•	the prevailing adverse market conditions;
•	the financial crisis and reduced initial public offering and merger activity;
•	the ongoing recession;
•	the lack of a liquid market for the Class B and Class C shares, and the assumption that a liquidity event, such as an initial public offering or strategic sale, would not occur prior to 2010 but more likely in 2011, when the market and overall economy were expected to recover;
•	the decline in state tax receipts and the uncertainty in state education funding;
•	the decision by Congress in October 2008 to delay the reauthorization of the Elementary and Secondary Education Act (commonly referred to during the Bush administration as No Child Left Behind) and the further uncertainty in federal education funding;
•	the impact of the priority of the Class A shares as well as the Class A-2 shares that were issued in June 2008; and
•	the nearly doubled distribution thresholds applicable to the January 2009 grants as compared to the May 2008 grant.
     It should also be noted that, applying the waterfall and distribution thresholds in the limited liability company agreement, at the January 2009 grant date, a liquidation event at the determined equity value on the date of grant would have resulted in no distributions to the Class B and Class C shares granted on such date.

     We believe that the difference between the grant date fair value of the January 2009 grants and the initial public offering price is the result of the following factors:
•	our significantly stronger operating performance;
•	improved stock market performance;
•	improved prospects for a liquidity event as a result of an improved initial public offering market;
•	improved economic conditions and the possible end of the recession;
•	the enactment of the American Recovery and Reinvestment Act of 2009, the largest economic stimulus bill in history, which provided for approximately $100 billion in education funding at the federal and state level; and
•	the launch of our Northstar Learning postsecondary product line in April 2009.
Accounts Receivable
     Accounts receivable represents amounts billed to customers for revenue. We carry our accounts receivable at cost, less an allowance for doubtful accounts, which is based on management’s assessment of the collectability of accounts receivable. We extend unsecured credit to our customers in the ordinary course of business, but mitigate the associated credit risk by performing ongoing credit evaluations of our customers. The vast majority of our customers are public schools, which receive their funding from the local, state and federal government. We evaluate the adequacy of the allowance for doubtful accounts based on a specific customer review of the outstanding accounts receivable.
Recently Issued Accounting Standards
     In June 2009, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Codification, or ASC, Topic 105, Generally Accepted Accounting Principles, or FASB ASC 105 (formerly FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162). FASB ASC 105 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. This topic had no impact on our financial position, results of operations or cash flows.
     In December 2007, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification, or ASC, Topic 805, Business Combinations, or FASB ASC 805 (formerly, Statement No. 141(R), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in an acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This amended topic is effective for acquisitions in fiscal years beginning after December 15, 2008, and early adoption is prohibited. We will apply the provisions of this topic to any future acquisitions.
     In May 2009, the FASB issued an amendment to FASB ASC Topic 855, Subsequent Events, or FASB ASC 855 (formerly FASB Statement No. 165, Subsequent Events). FASB ASC 855 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The topic requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. Subsequent events must be considered through the date of filing the issuer’s financial statements. The issuer must also disclose the nature of any non-recognized subsequent events. Non-recognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The topic is effective for interim and annual periods ending after June 15, 2009. This topic did not have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
     We are exposed to interest rate risk in connection with our term loan and any borrowings under our revolving credit facility. Amounts borrowed under our term loan and our revolving credit facility bear interest at rates based upon a base rate or LIBOR, plus an applicable margin. To manage our interest rate exposure, and as a requirement under our term loan, we entered into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $35.5 million remained in effect as of December 31, 2009. The notional amount of the interest rate swap will decrease in periodic amounts to a notional amount of $30.5 million at the December 2010 termination date. We swapped a floating rate payment based on three month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. Due to the LIBOR floor of 1.25% and the short-term LIBOR rate at December 31, 2009, a 1% increase or decrease in the short-term LIBOR rate, before giving effect to the interest rate swap, would have no impact on our interest rate on the term loan or our interest expense.
     In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. We had cash and cash equivalents of $58.2 million and $13.1 million as of December 31, 2009 and 2008, respectively. Our cash and cash equivalents are maintained primarily in short term, treasury-backed accounts.
Effects of Inflation
     We believe that inflation has not had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.

Item 8.	Financial Statements and Supplementary Data
     Our Consolidated Financial Statements and Supplementary Data are included in Item 15, beginning on page F-1 of this report.
     The following table summarizes data derived from our unaudited quarterly Consolidated Statements of Income and Cash Flows for each of the three months ended on the dates indicated. The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements included in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in Item 15, beginning on page F-1 of this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009(1)	2008	2008	2008	2008
Revenue	$9,947	$10,253	$10,601	$11,967	$6,844	$7,156	$8,141	$9,274
Gross profit	9,197	9,569	9,849	11,079	6,532	6,765	7,737	8,490
Income from continuing operations	3,386	3,200	2,870	3,174	1,855	2,011	1,755	2,609
Net (loss) income from continuing operations	$2,479	$2,371	$1,695	$(171)	$(937)	$1,867	$(8)	$192

Earnings (loss) per share from continuing operations:
Basic and Diluted	$0.12	$0.12	$0.09	$(0.01)	$(0.05)	$0.09	$(0.00)	$0.01

Increase (decrease) in deferred revenue	$(1,790)	$1,584	$8,987	$2,325	$13	$1,714	$5,771	$907

(1)	In November 2009 we completed our Corporate Reorganization, resulting in a change in our equity structure and the conversion to a taxpaying entity, resulting in an immediate tax expense of $2.0 million to record initial deferred tax items and additional tax expense for the remainder of the year of $0.5 million. In October 2009, we completed our sale of TeacherWeb, resulting in its classification as a discontinued operation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Internal Control over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
     None.

Item 9B.	Other Information
     None.
PART III
     The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 30, 2010.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements
     The following financial statements and the report of our independent registered public accounting firm are filed as part of this report on the pages indicated:
Financial Statement Schedules
     Financial statement schedules I and II required by this item are included as exhibits to this Annual Report on Form 10-K.
Exhibit List
     See Index to Exhibits following our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 5th day of March, 2010.

ARCHIPELAGO LEARNING, INC.
By:	/s/ Tim McEwen
Tim McEwen
President and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Tim McEwen and James Walburg, or either of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2010.

Signature	Title

/s/ Tim McEwen Tim McEwen	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James Walburg James Walburg	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Brian H. Hall Brian H. Hall	Director

/s/ Thomas F. Hedrick Thomas F. Hedrick	Director

/s/ David Phillips David Phillips	Director

/s/ Michael Powell Michael Powell	Director

/s/ Peter Wilde Peter Wilde	Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Archipelago Learning, Inc.
Dallas, Texas
     We have audited the accompanying consolidated balance sheets of Archipelago Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archipelago Learning, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 5, 2010

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$58,248	$13,144
Accounts receivable, net	7,535	6,093
Short-term deferred tax assets	2,528	33
Prepaid expenses and other current assets	1,809	324

Total	70,120	19,594
Property and equipment, net	2,620	1,782
Goodwill	94,373	103,267
Intangible assets, net	12,327	16,106
Investment	6,446	—
Notes receivable	4,931	—
Other long-term assets	1,718	1,276

Total assets	$192,535	$142,025

Liabilities and Equity
Current liabilities:
Accounts payable — trade	$1,254	$382
Accrued employee-related expenses	2,033	1,918
Other accrued expenses	803	128
Deferred revenue	31,181	24,632
Taxes payable	625	64
Current portion of long-term debt	700	700
Interest payable	124	210
Interest rate swap	1,149	1,988

Total	37,869	30,022
Long-term debt, net of current	60,876	68,600
Long-term deferred revenue	5,262	2,290
Long-term deferred tax liability	5,093	639
Other long-term liability	425	—

Total liabilities	109,525	101,551
Commitments and contingencies (Note 11)
Members’ Equity:
Class A shares (no shares authorized, issued or outstanding at December 31, 2009; 109,545,064 shares authorized, issued and outstanding at December 31, 2008)	—	34,792
Class A-2 shares (no shares authorized, issued or outstanding at December 31, 2009; 286,882 shares authorized, issued and outstanding at December 31, 2008)	—	750
Class B shares (no shares authorized, issued or outstanding at December 31, 2009; 6,578,727 shares authorized, 5,355,440 shares issued and outstanding at December 31, 2008)	—	684
Class C shares (no shares authorized, issued or outstanding at December 31, 2009; 7,126,451 shares authorized, 5,903,164 shares issued and outstanding at December 31, 2008)	—	302
Retained earnings	—	3,946

Total members’ equity	—	40,474

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 25,110,255 shares issued and outstanding at December 31, 2009 and no shares authorized, issued or outstanding at December 31, 2008)	25	—
Additional paid-in capital	76,072	—
Retained earnings	6,913	—

Total stockholders’ equity	83,010	—

Total liabilities and equity	$192,535	$142,025

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Revenue	$42,768	$31,415	$18,250
Cost of revenue	3,074	1,891	750

Gross profit	39,694	29,524	17,500
Operating Expense:
Sales and marketing	14,048	12,726	7,669
Content development	3,773	2,162	1,206
General and administrative	9,243	6,406	5,010

Total	27,064	21,294	13,885

Income from continuing operations	12,630	8,230	3,615
Other income (expense):
Interest expense	(2,803)	(5,161)	(838)
Interest income	159	247	343
Derivative loss	(518)	(2,119)	(173)

Total	(3,162)	(7,033)	(668)

Net income from continuing operations before tax	9,468	1,197	2,947
Provision for income tax	3,094	83	23

Net income from continuing operations	6,374	1,114	2,924

Income (loss) from discontinued operation before tax	261	(339)	—
Benefit from income tax on discontinued operation	(101)	(247)	—

Net income (loss) from discontinued operation	362	(92)	—

Net income	$6,736	$1,022	$2,924

Earnings (loss) per share:
Basic:
Continuing operations	$0.31	$0.06	$0.15
Discontinued operation	0.02	(0.01)	—

Total	$0.33	$0.05	$0.15

Diluted:
Continuing operations	$0.31	$0.06	$0.15
Discontinued operation	0.02	(0.01)	—

Total	$0.33	$0.05	$0.15

Weighted-average shares outstanding:
Basic	20,407,685	19,965,866	19,965,866
Diluted	20,434,486	19,965,866	19,965,866
See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Study Island	Class A		Class A-2		Class B		Class C		Preferred		Common		Additional
	LP Partner	Shares		Shares		Shares		Shares		Stock		Stock		Paid-in	Retained	Total
	Deficit	Units	Value	Units	Value	Units	Value	Units	Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Equity
								(In thousands)
Predecessor
Balance at December 31, 2006	$(5,535)
Distribution	(1,178)
Reorganization due to change in ownership	6,713

Ending balance, predecessor	$—

Successor
Shares issued		109,545	$109,545	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$109,545
Distributions		—	(74,753)	—	—	—	—	—	—	—	—	—	—	—	—	(74,753)
Stock-based compensation		—	—	—	—	5,721	345	5,721	286	—	—	—	—	—	—	631
Net income		—	—	—	—	—	—	—	—	—	—	—	—	—	2,924	2,924

Balance at December 31, 2007		109,545	34,792	—	—	5,721	345	5,721	286	—	—	—	—	—	2,924	38,347
Shares issued in acquisition of discontinued operation		—	—	287	750	—	—	—	—	—	—	—	—	—	—	750
Stock-based compensation		—	—	—	—	456	372	456	30	—	—	—	—	—	—	402
Forfeitures of stock-based compensation		—	—	—	—	(822)	(33)	(274)	(14)	—	—	—	—	—	—	(47)
Net income		—	—	—	—	—	—	—	—	—	—	—	—	—	1,022	1,022

Balance at December 31, 2008		109,545	34,792	287	750	5,355	684	5,903	302	—	—	—	—	—	3,946	40,474
Distributions		—	(8,000)	—	—	—	—	—	—	—	—	—	—	—	(3,769)	(11,769)
Sale of discontinued operation to shareholder		—	2,912	—	—	—	—	—	—	—	—	—	—	—	—	2,912
Reorganization		(109,545)	(29,704)	(287)	(750)	(5,355)	(684)	(5,903)	(302)	—	—	21,798	22	31,571	(1,957)	(1,804)
Stock-based compensation		—	—	—	—	—	—	—	—	—	—	187	—	562	—	562
Stock offering		—	—	—	—	—	—	—	—	—	—	3,125	3	43,939	—	43,942
Net income, excluding tax charge upon Reorganization		—	—	—	—	—	—	—	—	—	—	—	—	—	8,693	8,693

Balance at December 31, 2009		—	$—	—	$—	—	$—	—	$—	—	$—	25,110	$25	$76,072	$6,913	$83,010

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$6,736	$1,022	$2,924
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	208	179	36
Depreciation and amortization	2,720	1,970	1,670
Stock-based compensation	562	355	631
Allowance for doubtful accounts	25	11	38
Unrealized (gain) loss on interest rate swap	(839)	1,783	205
Deferred income taxes	2,565	—	—
Deduction of net (income) loss from discontinued operation	(362)	92	—
Operating cash provided by discontinued operation	904	1,353	—
Changes in operating assets and liabilities, net of disposition and discontinued operation:
Accounts receivable	(1,713)	(2,174)	(1,542)
Prepaid expenses and other	(854)	489	(469)
Accounts payable	(101)	221	55
Accrued expenses	245	(155)	1,557
Deferred revenue	11,106	8,405	7,613
Other long-term liability	425	—	—

Net cash provided by operating activities	21,627	13,551	12,718

Cash flows from investing activities
Purchase of property and equipment	(1,855)	(1,324)	(498)
Purchase of property and equipment — discontinued operation	(93)	—	—
Investment in Edline	(2,734)	—	—
Funding of note receivable from Edline	(2,144)	—	—
Sale of discontinued operation to Edline	3,701	—	—
Acquisition of the Company	—	—	(84,787)
Acquisition of discontinued operation	—	(9,658)	—

Net cash used in investing activities	(3,125)	(10,982)	(85,285)

Cash flows from financing activities
Distributions to predecessor	—	—	(846)
Proceeds from issuance of shares	—	—	89,545
Return of Capital distributions to members	(8,000)	—	(74,753)
Contribution from member in Reorganization	693	—	—
Tax distributions to members	(3,769)	—	—
Cost of debt financing	—	215	(1,706)
Stock offering	45,402	—	—
Proceeds from revolver	—	10,000	—
Payments on revolver	—	(10,000)	—
Proceeds from term note	—	—	70,000
Payments on term note	(7,724)	(700)	—

Net cash provided by (used in) financing activities	26,602	(485)	82,240

Net change in cash and cash equivalents	45,104	2,084	9,673
Beginning of period	13,144	11,060	1,387

End of period	$58,248	$13,144	$11,060

Supplemental information
Cash paid for interest	$2,691	$4,992	$612

Cash paid for income taxes	$67	$44	$—

Non-cash investing and financing activities
Accrued purchases of property and equipment	$95	$19	$49

Accrued offering costs	$1,460	$—	$—

Receipt of Edline stock and note receivable and amounts held in escrow on sale of TeacherWeb (Note 6)	$7,800	$—	$—

Contribution of tax payable from member in Reorganization (Note 12)	$540	$—	$—

Non-cash distribution to Predecessor (Note 12)	$—	$—	$332

Issuance of shares in business acquisitions (Note 1)	$—	$750	$20,000

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Archipelago Learning, Inc. (the “Company”) is a leading subscription-based online education company. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of December 31, 2009, Study Island products were utilized by over 9.5 million students in 21,705 schools in all 50 states, Washington, D.C., and Canada who answered approximately 3.2 billion practice questions during the year ended December 31, 2009. The Company recently began offering online postsecondary programs through its Northstar Learning product line.
     Archipelago Learning, Inc. was incorporated as a Delaware corporation on August 4, 2009. Prior to November 19, 2009, the Company was operated under Archipelago Learning Holdings, LLC (the “LLC”). On November 19, 2009, in connection with the Company’s initial public offering (the “IPO”), the Company entered into a transaction (the “Reorganization”) whereby all of the shares of the LLC were exchanged for common stock and restricted common stock in the Company, and the LLC became a wholly-owned subsidiary of the Company. The Reorganization was accounted for as a transaction with entities under common control, thus assets, liabilities, operations and cash flows of the LLC prior to the Reorganization are presented as the results of the Company and earnings per share data is presented under the equity structure of the Company, utilizing the number of shares of the LLC exchanged for common stock of the Company, applied to past transactions.
     On July 2, 2009, the LLC changed its name from “Study Island Holdings, LLC” to “Archipelago Learning Holdings, LLC.” Study Island Holdings, LLC from January 10, 2007 to July 1, 2009 and Archipelago Learning Holdings, LLC from July 2, 2009 to the date of the Reorganization are collectively referred to herein as “the LLC.”
     The Company completed its IPO on November 25, 2009. A total of 7,187,500 shares were sold, of which 3,125,000 were sold by the Company.
     The Company completed its sale of TeacherWeb on November 2, 2009. The operations and cash flows of TeacherWeb have been presented as a discontinued operation in the Company’s consolidated financial statements.
  Purchase Transaction
     On January 10, 2007, substantially all of the assets of Study Island, LP (the “Predecessor”), a Texas partnership, were sold to a subsidiary of the LLC. Periods presented prior to January 10, 2007, represent the operations of the Predecessor. The change of ownership was approved by all of the managers of the LLC. The transaction was recorded as a business combination with the resulting assets acquired and liabilities assumed being recorded at fair value determined on the information available and assumptions as to future operations. The partners of the Predecessor retained an 18.2% interest in the LLC by exchanging $20.0 million of their interests in the Predecessor for shares in the LLC, which was valued utilizing the purchase price of the remaining shares.
     Intangible assets acquired included customer relationships, developed technology, developed program content and the Study Island trade name. Customer relationships were valued using projected income streams on the existing customer base. Developed technology and program content were valued based on the replacement cost of these assets, less an adjustment due to the changing nature of technology and state educational standards. The Study Island trade name was valued using a relief from royalty approach.

The purchase price was comprised of the following (in thousands):
Net cash paid to sellers	$80,226
Transaction costs	4,560

Total cash paid	84,786
Issuance of Class A shares	20,000

Total	104,786

Assets (liabilities) acquired:
Accounts receivable	2,319
Related party receivables	4,545
Accounts payable	(4,565)
Deferred revenue	(9,352)
Property and equipment	346
Intangible assets	17,120

Total	10,413

Remaining value, recorded to goodwill	$94,373

     Contained within the 2007 consolidated financial statements are nine calendar days of operations and cash flows of the Predecessor. Such amounts are not material to the overall 2007 consolidated financial statements taken as a whole. Further, the consolidated financial position of the Predecessor immediately prior to the January 10, 2007, transaction was not materially different from that of December 31, 2006. Accordingly, the Company has chosen January 1, 2007, as a date of convenience in presenting successor operating results and the financial statement information for the period from January 1, 2007 through January 9, 2007 has not been presented separately. All periods ending prior to January 1, 2007 are referred to as “Predecessor,” and all periods including and after such date are referred to as “Successor.”
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Consolidation — The accompanying consolidated financial statements include the balances and results of operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Estimates — Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported sales and expenses. Accordingly, actual results could differ from the estimates that were used. The Company’s most significant estimates and assumptions include those relating to revenue recognition, stock based compensation and valuation of goodwill and intangible assets.
     Revenue Recognition — The Company generates revenue from: customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees; and individual buys, which are individual purchases for access to a product (one subject in a specific state for a specific grade level). Customer subscriptions provide the vast majority of the Company’s revenue.
     Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable. The Company’s arrangements do not contain general rights of return.
     Revenue from customer subscriptions is recognized ratably over the subscription term beginning on the commencement date of each subscription. The average subscription term is 15 months, and all subscriptions are on a noncancelable basis. When additional months are offered as a promotional incentive, those months are part of the subscription term. As part of their subscriptions, customers generally benefit from new features and functionality with each release at no additional cost.
     Training sessions are offered to the Company’s customers in conjunction with the subscriptions to train the customers on implementing, using, and administering the Study Island programs. Training revenue is recognized ratably over the subscription term for the related subscription. Customer support is provided to customers following the sale at no additional charge and at a minimal cost per call.
     The Company does not incur significant up-front costs related to providing its products and services and therefore does not defer any expenses.

     Cost of Revenue — Cost of revenue includes the cost to host and make available the Company’s products and services to its customers. A significant portion of the cost of revenue includes salaries and related costs of engineering employees and contractors who maintain the Company’s servers and technical equipment and work on the Company’s web-based hosted platform. Other costs include facility costs for the Company’s web platform servers and routers, network monitoring costs and amortization of Study Island’s technical development intangible asset.
     Operating Expense — Operating expense consists of sales and marketing, content development and general and administrative expense. Sales and marketing expense consists primarily of salaries, commissions and related costs for the Company’s inside and field sales teams, marketing, customer service, training and account management. Sales and marketing also includes direct marketing costs, travel and amortization of the customer relationship intangible asset. Content development expense consists primarily of salaries and related costs for employees who write the questions for the Company’s products and amortization of the content intangible asset. General and administrative expense consists primarily of salaries and related costs for executives, finance and accounting, human resources, customer relations and order management. General and administrative expense also includes professional services, rent, insurance, travel, depreciation and other corporate expenses.
     Software Development Costs — Software development costs are accounted for as software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed or purchased. The fair-value of the core web-based delivery technology was recognized as an intangible asset upon the Company’s acquisition and is amortized over 10 years. The Company is continually improving, upgrading, and enhancing the software used to deliver the Company’s content and, as such, these costs are being expensed as incurred.
     Content Development Costs — The fair-value of the content was recognized as an intangible asset upon the Company’s acquisition and is amortized over 10 years. The Company is continually improving and upgrading the content delivered to customers, including planned enhancements and upgrades such as assessment products for teachers, embedded professional development, lesson plans and lessons, video content, special needs support, writing utility, digital lockers and new and more sophisticated games, as well as tailoring products to new markets. Such costs are expensed as incurred.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.
     Accounts Receivable — Accounts receivable represents amounts billed to customers. Accounts receivable is carried at cost, less an allowance for doubtful accounts, which is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit in the ordinary course of business, but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The vast majority of the Company’s customers are public schools, which receive their funding from the local, state and federal government. The Company evaluates the adequacy of the allowance for doubtful accounts based on a specific customer review of the outstanding accounts receivables. The Company’s allowance for doubtful accounts was $74,000 and $89,000 at December 31, 2009 and 2008, respectively. No individual customer balances exceeded 10% of the balance of accounts receivable for the years ended December 31, 2009 or 2008.
     Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is recognized over the assets estimated useful lives using the straight-line method. The estimated useful lives of property and equipment are as follows:

Estimated useful life
Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment	3 to 5 years
Computer software	3 years
Leasehold improvements	Lesser of the lease term or useful life
     Major repairs or replacements of property and equipment are capitalized. Maintenance repairs and minor replacements are charged to expense as incurred. The cost of property and equipment sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating expense.

     Goodwill, Intangible Assets and Long-Lived Assets — Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is assessed for impairment at the reporting unit level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The goodwill impairment test involves a two-step test. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The Company currently has a single reporting unit, after completion of the sale of TeacherWeb, Inc. (“TeacherWeb”). The fair value of the reporting unit is determined based on valuation techniques using the best information that is available, including data from open marketplace transactions and discounted cash flows. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
     In the goodwill impairment test performed in the fourth quarter of 2009, impairment testing was performed after the sale of TeacherWeb and after the Company’s IPO, thus the Company was left with a single reporting unit and the fair value of the Company was determined utilizing the Company’s overall market capitalization. In this test, the Company’s fair value significantly exceeded its carrying value. The Company has not recognized any impairment losses in the years ended December 31, 2009, 2008 or 2007.
     Management’s judgment is a significant factor in determining whether an indicator of impairment has occurred. During 2008 and 2007, management relied on estimates in determining the fair value of each reporting unit for step one, which include the following factors:
•	Data from actual open marketplace transactions. The Company may utilize such information if available, where those transactions may involve assets or equity, to assist management in evaluating goodwill impairment.

•	Anticipated future cash flows and terminal value for each reporting unit. The determination of discontinued cash flows relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenue, customer attrition and estimates of any expected changes in operating margins.

•	Selection of an appropriate discount rate. The determination of discontinued cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants.
     Indefinite-lived intangible assets are tested for impairment at least annually at the same time as the goodwill impairment test by comparing the fair value of the intangible asset to its book value. No impairment has been identified in the Company’s indefinite-lived intangibles assets.
     Amortizable intangible assets and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows to be generated by such assets is made. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. No impairment loss was identified for intangible or long-lived assets in any of the years presented.
     Deferred Financing Costs — Deferred financing costs, included in other long-term assets in the consolidated balance sheets, are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, classified in interest expense in the consolidated statements of income, was $208,000, $179,000 and $36,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

     Income Taxes — The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in Provision (benefit) from income tax in the consolidated statements of income. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.
     The Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes penalties and interest related to unrecognized tax benefits in current tax expense.
     Concentrations of Credit Risk — The Company maintains deposits with major financial institutions which exceed federally insured limits. Management periodically assesses the financial condition of the institution and believes that any possible credit risk is minimal. The Company has not experienced any loss from such risk.
     Stock-Based Compensation Expense — Prior to the Company’s initial public offering, the Company granted shares of separate classes of stock to employees. The Company currently grants common stock, restricted common stock, and stock options to employees, directors and vendors under its 2009 Omnibus Incentive Plan. The Company recognizes compensation expense based on the grant-date fair value of the awards over the required service or performance periods. The estimated fair values of the shares awarded prior to the initial public offering were determined using a market approach to develop an overall enterprise value, which included the use of pricing multiples derived from transactions of companies within the Company’s same industry and the Company’s past transactions. The companies selected for comparison are all engaged in a technology-based education-related business. The multiples selected were applied to an estimate of the Company’s future earnings to arrive at an estimated enterprise value for its equity. This equity value was then allocated to the different classes of stock using discounted cash flows, based on the respective rights of the classes to distributions from future earnings. The estimated fair value of common stock and restricted common stock granted after the Company’s initial public offering is based on the grant-date closing price of the stock. The estimated fair values of stock options awarded are calculated using the Black-Scholes option pricing model.
     Derivatives and Hedging Activities — The Company’s overall risk management strategy includes utilizing an interest rate swap agreement. The Company managed its exposure to rate variability on the floating interest rate paid on its borrowing by entering into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $35.5 million and $45.5 million remained in effect as of December 31, 2009 and 2008, respectively. Beginning in 2009, the notional amount of the interest rate swap began decreasing in periodic amounts, and will decrease to a notional amount of $30.5 million at the December 2010 termination date. The Company swapped a floating rate payment based on the three month London InterBank Offered Rate (LIBOR) for a fixed rate of 4.035% in order to minimize the variability in expected future cash flows due to interest rate movements on its LIBOR-based variable rate debt.
     The Company has not designated the swap as a hedge. The fair value of the swap is recorded as interest rate swap in the Company’s consolidated balance sheets and changes in the fair value of the swap in derivative gain (loss) in the Company’s consolidated statements of income.
     Earnings per Share — Subsequent to the Reorganization, earnings per share is computed using the two-class method, considering the restricted common shares, due to their participation rights in dividends of the Company. Under this method, the Company’s net income is reduced by the portion of net income attributable to the restricted common shares, and this amount is divided by the weighted average shares of common stock outstanding. Prior to the Reorganization, there were various classes of stock, which were entitled to earnings based on a priority established in the LLC’s LLC agreement. The Class A shares were entitled to a return of capital and a preferred return before any other class of shares was entitled to earnings. The Class A shares were entitled to 100% of the earnings for the period from January 1, 2007 to the Reorganization. Earnings per share was calculated based on the shares of common stock that were exchanged for the Class A shares in the Reorganization for all periods prior to the Reorganization.
     Reclassifications — Certain balances in prior periods have been reclassified in the financial statements to conform to the current year presentation.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“FASB ASC 105”) (formerly FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). FASB ASC 105 provides for the FASB ASC (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC 105 on July 1, 2009. This implementation of this topic did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB amended FASB ASC Topic 805, Business Combinations, (“FASB ASC 805”) (formerly FASB Statement No. 141(R), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired in an acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective for acquisitions in fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company adopted FASB ASC 805, as amended, on January 1, 2009 and will apply the provisions of this topic to any future acquisitions.
     In May 2009, the FASB issued an amendment to FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”) (formerly FASB Statement No. 165, Subsequent Events). FASB ASC 855 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. The topic requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. Subsequent events must be considered through the date of filing the issuer’s financial statements. The issuer must also disclose the nature of any non-recognized subsequent events. Non-recognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The topic is effective for interim and annual periods ending after June 15, 2009. The Company adopted FASB ASC 855, as amended, on April 1, 2009. The implementation of this topic did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
4. FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted the provisions of FASB ASC 820 for financial assets and liabilities. FASB ASC 820 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements and increases disclosures surrounding fair value calculations.
     FASB ASC 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of input are defined as follows:
•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.
     FASB ASC 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

     The Company’s interest rate swap is valued using discounted cash flow techniques, which incorporate Level 1 and Level 2 inputs such as interest rates. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate, and credit risk. Significant inputs to the derivative valuation for interest rate swap are observable in the active markets and are classified as Level 2 in the hierarchy.
     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2009
Assets — cash equivalents	$55,792	—	—	$55,792
Liabilities — interest rate swap	—	$1,149	—	$1,149
As of December 31, 2008
Assets — cash equivalents	$12,206	—	—	$12,206
Liabilities — interest rate swap	—	$1,988	—	$1,988
     The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows, as of December 31 (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cost investment	$6,446	n/a	—	—
Notes receivable	$4,931	$4,931	—	—
Term loan	$61,576	$61,229	$69,300	$70,047
     The cost investment included in the table above is in a company that is not publicly traded and the fair value is not readily determinable, however, the Company believes the fair value of this asset approximates or exceeds the carrying value.
5. PROPERTY AND EQUIPMENT
     Property and equipment as of December 31, 2009 and 2008 consisted of the following (amounts in thousands):

	2009	2008
Computer equipment	$2,754	$1,534
Furniture and fixtures	311	284
Office equipment	177	13
Computer software	837	363
Leasehold improvements	60	47

	4,139	2,241
Accumulated depreciation	(1,519)	(459)

Total	$2,620	$1,782

     Depreciation expense was $1.1 million, $0.4 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
6. DISCONTINUED OPERATION
     On June 30, 2008, the Company purchased 100% of the capital stock of TeacherWeb. TeacherWeb provides web-based templates for educators to quickly and easily create classroom, school and district websites. The transaction was recorded as a business combination with the resulting assets acquired and liabilities assumed being recorded at fair value determined on the information available and assumptions as to future operations.

     Intangible assets acquired included customer relationships and trademarks. Customer relationships were valued using projected income streams on the existing customer base. Trademarks were valued using a relief from royalty approach.
     The purchase price was comprised of the following (in thousands):

Net cash paid to sellers	$9,408
Transaction costs	250

Total cash paid	9,658
Issuance of Company shares	750

Total	10,408

Assets (liabilities) acquired:
Accounts receivable	199
Other assets	32
Accounts payable	(49)
Deferred revenue	(199)
Net long-term deferred tax liability	(853)
Property and equipment	4
Intangible assets	2,380

Total	1,514

Remaining value, recorded to goodwill	$8,894

     The fair value of the 286,882 Class A-2 shares, which converted to 91,119 shares of common stock upon the Reorganization, issued during the third quarter of 2008 in connection with the TeacherWeb acquisition was determined based on management’s estimated average enterprise value of the Company at the time of the acquisition and its impact on its existing participation shares distribution thresholds.
     On November 2, 2009, the Company completed the sale of the operations of TeacherWeb to Edline Holdings, Inc. (“Edline”) for an aggregate purchase price of $13 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), Series A shares of Edline valued at $3.7 million and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. In addition, the Company made an approximately $1.6 million distribution to its members in the fourth quarter of 2009 to enable them to meet certain tax obligations associated with the TeacherWeb sale. As a result of the sale and the Company’s previous investment in Edline, the Company holds 11.2% of Edline’s outstanding Series A shares and $4.9 million of Edline’s senior debt. Edline is controlled by one of the Company’s shareholders who, prior to the initial public offering was the controlling shareholder of the Company. As such, the sale was treated as a transaction between entities under common control and the excess of the sale consideration received and the book value of net assets sold was recognized in additional paid-in capital. The operations of TeacherWeb during the period that the Company owned it are treated as a discontinued operation on the consolidated statements of income and cash flows.

     The following assets and liabilities of TeacherWeb are included in our consolidated balance sheet as of December 31, 2008 (in thousands):

Assets:
Current assets:
Cash and cash equivalents	$1,353
Account receivable, net	255
Short-term deferred tax assets	33
Prepaid expenses and other current assets	19

Total	1,660

Property and equipment, net	4
Goodwill	8,894
Intangible assets, net	2,167

Total assets	$12,725

Liabilities:
Current liabilities:
Accounts payable — trade	$84
Accrued expenses	407
Deferred revenue	1,585

Total current liabilities	2,076
Long-term deferred tax liabilities	639

Total liabilities	$2,715

     Revenue from TeacherWeb of $2.1 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively, was reported in discontinued operations in the consolidated statements of income.
7. INVESTMENT
     On August 14, 2009, the Company and two related parties entered into a unit purchase agreement with Edline, a company that offers web-based technological solutions for schools and educators. The Company purchased 285,601 Series A shares of Edline for $2.7 million (which reflects a reduction of $0.2 million of transaction fees the Company received in connection with the transactions), which represents 6.9% of Edline’s outstanding Series A shares. Edline also borrowed $2.1 million from the Company pursuant to a five-year promissory note, which bears interest at 9.5% per annum and requires semi-annual interest-only payments, with principle due on August 14, 2014. The Company’s chief executive officer holds a seat on the Board of Directors of Edline.
     In November 2009, in connection with the sale of TeacherWeb, the Company received additional shares and notes receivable from Edline. See note 6 above.
8. GOODWILL AND INTANGIBLE ASSETS
     The Company has recorded goodwill and intangible assets in connection with the purchase transaction on January 10, 2007 (note 1) and the acquisition of TeacherWeb on June 30, 2008 (note 6). The TeacherWeb goodwill and intangibles were removed in connection with the sale of TeacherWeb on November 2, 2009 (note 6). Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
     Amortization expense for the years ended December 31, was recorded to the following captions in the consolidated statements of income (in thousands):

	2009	2008	2007
Cost of revenue	$84	$84	$82
Sales and marketing	1,362	1,362	1,325
Content development	166	166	162
Income (loss) from discontinued operation	355	213	—
Total	$1,967	$1,825	$1,569

     The components of the balances of goodwill and intangible assets as of December 31, are as follows (dollars in thousands):

		2009			2008
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill from acquisition of Company	n/a	$94,373	$—	$94,373	$94,373	$—	$94,373
Goodwill from discontinued operation	n/a	—	—	—	8,894	—	8,894

Total goodwill		$94,373	$—	$94,373	$103,267	$—	$103,267

Finite-lived intangible assets:
Study Island customer relationships	10	$13,620	$(4,050)	$9,570	$13,620	$(2,687)	$10,933
Study Island technical development/program content	10	2,500	(743)	1,757	2,500	(494)	2,006
Discontinued operation customer relationships	5	—	—	—	2,130	(213)	1,917

Indefinite-lived intangible assets:
Study Island trade name	n/a	1,000	—	1,000	1,000	—	1,000
Discontinued operation trade name	n/a	—	—	—	250	—	250

Total intangible assets		$17,120	$(4,793)	$12,327	$19,500	$(3,394)	$16,106

     The estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2009, is as follows (in thousands):

2010	$1,612
2011	1,612
2012	1,612
2013	1,612
2014	1,612
Thereafter	3,267

$11,327

     The weighted-average remaining useful life of the finite intangibles assets as of December 31, 2009 is seven years.
9. CREDIT FACILITY
     On November 16, 2007, Archipelago Learning, LLC (formerly Study Island, LLC), a subsidiary of the Company (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to the Class A shareholders of the LLC and debt financing costs of $1.7 million. Subsequently, the Borrower received a refund of $0.2 million in 2008 of the financing costs previously paid. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.25% as of December 31, 2009 and December 31, 2008, and 4.00% as of December 31, 2007, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants.
     In May 2009, the credit agreement (the “Credit Agreement”) governing the term loan and the revolving credit facility was amended to permit the creation of AL Midco, LLC, (“AL Midco”), a new wholly-owned subsidiary of the LLC, which assumed all of the LLC’s interests in the Borrower. AL Midco became a guarantor under the Credit Agreement and the LLC was released as a guarantor. In November 2009, the Credit Agreement was further amended to permit the sale of TeacherWeb. This amendment further modified certain terms of the Credit Agreement, including adding a LIBOR floor of 1.25% to the calculation of the interest rates and reducing the letter of credit sublimit available to the Borrower under the Credit Agreement from $2.0 million to $1.0 million. In addition, the Borrower repaid term loans in an aggregate amount of $6.5 million upon the consummation of the sale of TeacherWeb, which was completed in November 2009. As a result of the sale, TeacherWeb was released as a guarantor.

     The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation expenses, amortization expenses and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement).
     The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of December 31, 2009, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco. The Borrower does not hold cash and cash equivalents received from the Company’s initial public offering in November 2009.
     The Borrower has the right to optionally prepay its borrowings under the Credit Agreement, subject to the procedures set forth in the Credit Agreement. The Borrower may be required to make prepayments on its borrowings under the Credit Agreement if it receives proceeds as a result of certain asset sales, additional debt issuances, or events of loss. In addition, a mandatory prepayment of borrowings under the Credit Agreement is required each fiscal year in an amount equal to (i) 75% of excess cash flow (as defined by the Credit Agreement) if the leverage ratio as of the last day of the fiscal year is greater than 4.00 to 1.00, (ii) 50% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 4.00 to 1.00 but greater than 3.25 to 1.00, or (iii) 25% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 3.25 to 1.00. No mandatory prepayment is required if the leverage ratio is less than or equal to 2.50 to 1.00 on the last day of the fiscal year. The Borrower will not be required to make a mandatory prepayment related to the year ended December 31, 2009. The Borrower made a mandatory prepayment of $0.5 million during the second quarter of 2009 related to the excess cash flow generated for the year ended December 31, 2008. No mandatory prepayments were required for the year ended December 31, 2007.
     Principal payments on the Borrower’s term loan due over the next four years and beyond as of December 31, 2009, are as follows (in thousands):

2010	$700
2011	700
2012	700
2013	59,476

Total debt	61,576
Less: current maturities	(700)

Total long-term debt	$60,876

10. TAXES
     Prior to the Reorganization, the LLC was not a taxpaying entity for federal income tax purposes. As a result, the LLC’s income was taxed to its members in their individual federal income tax returns. No federal income tax expense was recognized in 2008 or 2007. Upon the Reorganization, the Company became a taxpaying entity and a net deferred tax liability of $2.0 million was recognized into tax expense in the consolidated statement of income for the year ended December 31, 2009.
     The Company’s discontinued operation, TeacherWeb was a taxpaying entity for federal income tax purposes. A net long-term tax liability of $0.9 million was recorded when TeacherWeb was acquired in June 2008. TeacherWeb had approximately $0.4 million of net operating loss carryforwards for federal and state income tax purposes as of December 31, 2008, the use of which was transferred in the sale. The Company is also subject to sales, use, franchise and state margin taxes and, as such, has recorded these expenses in the accompanying financial statements.
     The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Continuing operations:
Current provision:
Federal	$—	$—	$—
State	529	83	23

Total	529	83	23
Deferred provision:
Federal	2,407	—	—
State	158	—	—

Total	2,565	—	—

Tax provision from continuing operations	$3,094	$83	$23

Discontinued operation:
Current provision:
Federal	$—	$—	$—
State	—	—	—

Total	—	—	—
Deferred benefit:
Federal	(101)	(247)	—
State	—	—	—

Total	(101)	(247)	—

Tax benefit from discontinued operation	$(101)	$(247)	$—

     A reconciliation of the Company’s effective income tax rate from operations and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2009	2008	2007
Federal statutory income tax rate	34.0%	34.0%	34.0%
Impact of taxation as a partnership	(28.4)	(34.0)	(34.0)
State taxes, net	6.5	6.9	0.8
Net federal deferred tax liability recorded upon Reorganization	20.7	—	—
Other, net	(0.1)	—	—

Effective tax rate from continuing operations	32.7	6.9	0.8

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Current:
Deferred revenue	$1,735	$15
Allowance for doubtful accounts	27	18
Unrealized loss on interest rate swap	428	—
Net operating loss carryforwards	338	—

Total	2,528	33

Noncurrent:
Stock-based compensation	52	—
Deferred revenue	1,520	—
Net operating loss carryforwards	—	135

Total	1,572	135

Total deferred tax assets	$4,100	$168

Deferred tax liabilities:
Noncurrent:
Depreciation	$341	$—
Amortization	6,324	774

Total deferred tax liabilities	$6,665	$774

     The Company has not recorded a valuation allowance against its deferred tax assets, as it believes that it is more likely than not that all deferred tax assets will be realized in future periods. A review of all positive and negative evidence of realizability was considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence was commensurate with the extent to which it can be objectively verified. The net operating loss originated in the year ended December 31, 2009 and expires in 2029. All deferred tax items as of December 31, 2008 related to our discontinued operation.
     The Financial Accounting Standards Board issued an amendment to FASB ASC 740, Income Taxes (“FASB ASC 740”) (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company adopted the provisions of FASB ASC 740, as amended, as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Upon adoption, the Company identified no uncertain tax positions and therefore recorded no cumulative effect adjustment related to the adoption of this amendment. The Company’s recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.
     In the year ended December 31, 2009, the Company recorded unrecognized tax benefits, including approximately $7,000 of accrued gross interest expense, related to a state tax filing position, which is recorded in other long-term liability on the consolidated balance sheet as of December 31, 2009. The Company is not currently under examination in any federal or state income tax jurisdiction. It is reasonably possible that the ending balance of unrecognized tax benefits will decrease in the following 12 month period, following the resolution to an inquiry with the state taxing authority. No reserves for uncertain income tax positions were identified or recorded for the years ended December 31, 2008 and 2007. The tax years that remain subject to examination for our federal tax returns are 2008 and 2009. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows, for the year ended December 31, 2009 (in thousands):

Balance as of January 1, 2009	$—
Additions for tax positions related to prior years	223
Additions for tax positions related to the current year	202
Reductions of tax positions	—

Balance as of December 31, 2009	$425

11. COMMITMENTS AND CONTINGENCIES
     The Company is obligated, as lessee, under noncancelable operating leases for office space expiring on June 30, 2010, and May 31, 2012. In addition, the Company is obligated, as lessee, under two noncancelable operating lease for office equipment through January 2012 and January 2013. As of December 31, 2009, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

2010	507
2011	447
2012	189
2013	1

$1,144

     Rent expense for the years ended December 31, 2009, 2008 and 2007, was $0.6 million, $0.4 million and $0.2 million, respectively.
12. STOCKHOLDERS’ EQUITY
     The Company’s capital structure consists of preferred stock and common stock, which includes unrestricted and restricted shares. No shares of preferred stock have been issued as of December 31, 2009. The restricted common stock carries full voting rights and participation rights to dividends, but may not be sold until vested.
     The LLC’s capital structure consisted of Class A Shares, Class A-2 Shares, Class B Shares and Class C Shares. The terms of the shares were governed by the Amended and Restated Limited Liability Company (the “LLC Agreement”), as amended. On January 10, 2007, 109,545,064 Class A Shares were issued to the Company’s private-equity sponsor and other investors. Class A-2 Shares were issued in connection with the acquisition of TeacherWeb. Class B Shares and Class C Shares were held by employees of the LLC. Upon the Reorganization, each of the members of the LLC contributed their respective classes of shares in the LLC in exchange for common stock and restricted common stock in the Company, with the amount of shares determined based on the shares available in the Company and the liquidation value of the LLC, as defined by the LLC Agreement. The Class A and Class A-2 shareholders received shares of common stock. The Class B shareholders received common stock for the shares for which they had met the performance vesting requirements and restricted common stock, with the same performance vesting schedule, for their remaining shares. The non-executive Class C shareholders received common stock for their shares. The executive Class C shareholders received restricted common stock subject to vesting based on, among other things, the cash returns to a stockholder on their stock. The exchange resulted in no additional compensation expense, as the fair value of the common stock received did not exceed the fair value of the Class B and Class C shares exchanged on the date of the Reorganization.
Contributions and Distributions
     On October 16, 2009, the LLC made a special distribution of $8.0 million to its equity holders representing a return on such holders’ investment in the LLC, which was paid in accordance with the terms of the LLC Agreement. In addition, a total of $3.8 million in distributions were made to the members of the LLC in order to meet their tax obligations for the period.
     As part of the Reorganization, a subsidiary of a Class A shareholder (the “Merger Entity”) was merged into the Company and dissolved. The Merger Entity had $0.7 million of cash and a tax payable of $0.5 million. The Merger Entity’s net assets of $0.2 million was treated as a contribution on the Company’s consolidated statement of equity for the year ended December 31, 2009.
     During 2007, the Predecessor received a distribution of $1.2 million representing a return of capital. The LLC also made a $74.8 million distribution to Class A members as a return of capital that was primarily funded from the proceeds of the term loan.

13. EARNINGS PER SHARE
     Subsequent to the Reorganization, earnings per share is computed using the two-class method, considering the restricted common shares, due to their participation rights in dividends of the Company. Under this method, the Company’s net income is reduced by the portion of net income attributable to the restricted common shares, and this amount is divided by the weighted average shares of common stock outstanding. Prior to the Reorganization, there were various classes of stock, which were entitled to earnings based on a priority established in the LLC’s LLC agreement. The Class A shares were entitled to a return of capital and a preferred return before any other class of shares was entitled to earnings. The Class A shares were entitled to 100% of the earnings for the period from January 1, 2007 to the Reorganization. Earnings per share was calculated based on the shares of common stock that were exchanged for the Class A shares in the Reorganization for all periods prior to the Reorganization.
     The components of earnings per share are as follows for the years ended December 31 (in thousands):

	2009		2008		2007
	Net Income	Shares	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$6,374	20,572	$1,114	19,966	$2,924	19,966
Less: Income attributable to restricted shares	(47)	(164)

Net income available to common shareholders	6,327	20,408
Basic and diluted earnings per share	$0.31		$0.06		$0.15

Discontinued operation:
Net income (loss)	$362	20,572	$(92)	19,966	$—	—
Less: Income attributable to restricted shares	—	(164)

Net income (loss) available to common shareholders	362	20,408
Basic and diluted earnings (loss) per share	$0.02		$(0.01)		$—

Total:
Net income	$6,736	20,572	$1,022	19,966	$2,924	19,966
Less: Income attributable to restricted shares	—	(164)

Net income available to common shareholders	6,649	20,408
Basic and diluted earnings per share	$0.33		$0.05		$0.15

For the year ended December 31, 2009, options for 68,128 weighted-average shares were excluded from the diluted earnings per share calculation, as their effect was antidilutive. No options were outstanding during the years ended December 31, 2008 and 2007.
14. STOCK-BASED COMPENSATION
2007 Equity Compensation Plan
     In February 2007 the Board of Managers of the LLC adopted the 2007 Equity Compensation Plan (the “Plan”). Under the terms of the Plan, eligible participants, as determined by the Board, received grants of Class B Shares and Class C Shares, which together are defined as the Participation Shares. The purpose of the Plan was to compensate employees and consultants of the LLC. Under the terms and provisions of the LLC Agreement, the Participation Shares were to be considered profits interests in the LLC and each holder of a share is considered a member of the LLC.
     For the awards granted under the Plan, each Class B Share vested 20% on each anniversary as specified in the Participation Stock Agreement. The Class C shares were subject to performance hurdles and holders of Class C shares were entitled to distributions after holders of Class A and Class A-2 shares received certain threshold multiples of cash-based returns on their respective Class A and Class A-2 shares, subject to such Class C share holders’ continued employment by or service to the Company. For each Class B Share granted to a participant, the participant also received one Class C Share. All Class C shares and any unvested Class B shares were forfeited if any participant was no longer an employee of the Company. All Class B and Class C shares were forfeited if the participant’s employment was terminated by the Company for cause or by the participant without good reason.

2009 Omnibus Incentive Plan
     On November 17, 2009, the Company’s Board of Directors and shareholders approved the 2009 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the Board to grant common stock, restricted common stock and options to purchase common stock to employees, directors or consultants of the Company, as compensation for services to be rendered. 2,198,172 shares of common stock are authorized to be issued under the Incentive Plan. Upon exercise of options, new shares are issued to employees.
Employee Stock Purchase Plan
     On November 17, 2009, the Company’s Board of Directors and shareholders approved the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees may elect to withhold amounts from their compensation to purchase shares of the Company at the end of six-month periods, at 100% of the fair market value of the stock. 500,000 shares of common stock are authorized to be purchased under the ESPP.
Activity
     The Company recognizes compensation expense for the grant-date fair value of the awards over the service period of the awards, which is generally the vesting period. The Company did not apply a forfeiture rate to its restricted common shares or its stock options as these awards are only granted to a few key executives.
     The following table presents the activity of the LLC’s unvested Participation Shares, their conversion to restricted common stock and the activity of the Company’s restricted common stock for the periods indicated (in thousands, except per share data):

		Per Share Weighted-
		Average	Aggregate Fair
		Grant-Date	Value of Vested
Unvested Participation Shares	Shares	Fair Value	Shares
December 31, 2006	—	$—
Granted	5,721	0.31
Vested	—	—	$—
Forfeited	—	—

December 31, 2007	5,721	0.31
Granted	456	0.29
Vested	(1,089)	0.31	316
Forfeited	(822)	0.31

December 31, 2008	4,266	0.31
Granted	673	0.26
Vested	(1,180)	0.31	307
Forfeited	—	—

November 19, 2009	3,759	0.30

Exchange of unvested participation shares to restricted common stock	1,394	1.23

Granted	2	16.50
Vested	(3)	2.15	412
Forfeited	—	—

December 31, 2009	1,393	$1.27

     The Company granted stock options for 552,594 shares of its common stock with a contractual term of 10 years to employees on November 17, 2009, at an exercise price of $16.50. All of these options were outstanding at December 31, 2009 and none were exercisable. The aggregate intrinsic value of these options was $2.3 million at December 31, 2009.

     The Company uses the Black-Scholes option-pricing model to calculate the fair value of its stock options. The grant-date fair value of these awards is $8.30 per share, an aggregate of $4.6 million, which will be recognized in operating expense over the four-year vesting period of the options. The following assumptions were used to calculate the fair value of the options:

2009
Expected life	6.25 years
Volatility	49.3%
Dividend yield	0%
Risk-free rate	2.4%
     The following table sets forth the stock-based compensation expense included in the related statements of income line items for the years ended December 31 (in thousands):

	2009	2008	2007
Cost of revenue	$96	$7	$17
Sales and marketing	74	32	81
General and administrative	369	298	513
Content development	23	18	20

Total	562	355	631
Tax impact	(64)	—	—

Net expense	$498	$355	$631

     As of December 31, 2009, there was approximately $5.3 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 3.67 years.
15. EMPLOYEE BENEFIT PLANS
     The Company provides a 401(k) defined contribution retirement plan for all eligible employees who meet certain eligibility requirements, including performing three months of service. The Company matches 100% up to 3% of employee contributions, plus 50% of the amount of the participant’s deferred compensation that exceeds 3% of the participant’s compensation, but not in excess of 5% of the participant’s compensation.
     Participants are 100% vested in the portion of the plan representing employee and employer safe harbor match contributions. Other employer-match contributions vest over five years. For the years ended December 31, 2009, 2008 and 2007, the Company made contributions of $0.4 million, $0.2 million, and $0.1 million, respectively, under this plan.
16. SEGMENT INFORMATION
     The Company operates as one operating segment as the principal business activity relates to providing subscription-based online educational content. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon consolidated results of operations.

17. RELATED-PARTY TRANSACTIONS
     The Company has made the following payments to certain related parties who are significant shareholders or businesses that are controlled by significant shareholders for the years ended December 31, as follows (in thousands):

	2009	2008	2007
Management or advisory services	$14	$342	—
Purchases of property and equipment	748	344	—
     As part of the sale of TeacherWeb, the Company signed a transition services agreement with Edline whereby the Company performs certain accounting and administrative functions related to TeacherWeb for a period not to exceed six months from the sale. During the transition period, certain costs are paid by the Company on behalf of TeacherWeb, which are billed to and reimbursed by Edline. The Company receives no fee for the performance of these services. For the year ended December 31, 2009, The Company paid $0.2 million on behalf of TeacherWeb, of which $0.1 million was receivable as of December 31, 2009.
18. SUBSEQUENT EVENTS
     On January 27, 2010, the Company’s Board of Directors elected Thomas F. Hedrick to the Board of Directors and the Audit Committee. At this time, he was granted 403 shares of common stock and 504 shares of restricted common stock, which vests over the twelve months following the grant date.
     On March 4, 2010, the Company granted stock options for 116,699 shares of common stock, at an exercise price of $16.80 per share. The options vest over a four year term.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Form of Certificate of Incorporation of Archipelago Learning, Inc. (filed as Exhibit 3.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.2	Form of Bylaws of Archipelago Learning, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.3	Second Amended and Restated Limited Liability Company Agreement of Study Island Holdings, LLC. (filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.2	Form of Stockholders Agreement. (filed as Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.3	Reserved.

4.4	Form of Time Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.5	Form of Cash Return Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.6	Form of Cash Return Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.7	Form of Equity Value Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.8	Form of Director Restricted Stock Agreement. (filed as Exhibit 4.8 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 18, 2009)

10.1	2007 Equity Compensation Plan. (filed as Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009).

10.2	Form of Participation Share Agreement. (filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009).

10.3	Form of Indemnification Agreement between Archipelago Holdings, Inc. and each of its directors and executive officers. (filed as Exhibit 10.3 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.4	Form of Archipelago Learning, Inc. 2009 Omnibus Incentive Plan. (filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009).

10.5	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.6	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.7	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.7 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.8	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.9	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit
Number	Description of Exhibits
10.10	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.11	Employment Agreement, dated as of January 28, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.12	First Amendment to Employment Agreement, dated as of March 16, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.13	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.13 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.14	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and Timothy McEwen. (filed as Exhibit 10.14 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.15	Employment Agreement, dated as of May 22, 2007, between Study Island, LLC and James Walburg. (filed as Exhibit 10.15 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.16	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and James Walburg. (filed as Exhibit 10.16 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.17	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and James Walburg. (filed as Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.18	Employment Agreement, dated as of August 28, 2009, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.19	Employment Agreement, dated as of September 15, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.20	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.21	Credit Agreement, dated as of November 16, 2007, by and among Study Island, LLC, the other persons designated as credit parties from time to time, General Electric Capital Corporation, as a lender and as agent for all lenders, NewStar Financial, Inc., as syndication agent, the other parties thereto as lenders and GE Capital Markets, Inc. and NewStar Financial, Inc., as joint lead arrangers and joint bookrunners. (filed as Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.22	Amendment No. 1 to Credit Agreement, dated as of May 21, 2008. (filed as Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.23	Amendment No. 2 to Credit Agreement, dated as of February 18, 2009. (filed as Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.24	Amendment No. 3 to Credit Agreement, dated as of April 30, 2009. (filed as Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.25	Amendment No. 4 to Credit Agreement, dated as of May 15, 2009. (filed as Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.26	Amendment No. 5 to Credit Agreement, dated as of September 2, 2009. (filed as Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit
Number	Description of Exhibits
10.27	Guaranty and Security Agreement, dated as of November 16, 2007, by and among Study Island, LLC, General Electric Capital Corporation and the other grantors party thereto. (filed as Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.28	Office Building Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.28 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.29	First Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.30	Second Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.30 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.31	Office Building Lease, dated as of January 12, 2007, by and between Turtle Creek Limon, LP and Study Island, LLC. (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.32	First Amendment to Lease dated, as of January 17, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.33	Second Amendment to Lease dated, as of September 30, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.34	Employment Agreement, dated as of October 12, 2009, between Archipelago Learning, LLC and Martijn Tel. (filed as Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.35	Third Amendment to Lease, dated as of October 23, 2009, by and between Turtle Creek Limon, LP and Archipelago Learning, LLC. (filed as Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.36	Archipelago Learning, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.36 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.37	Amendment No. 6 to Credit Agreement, dated as of November 2, 2009. (filed as Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.38	First Amendment to Employment Agreement, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.39	Employment Agreement, dated as of November 9, 2009, between Archipelago Learning, LLC and Allison Duquette. (filed as Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.40	Voting Agreement, among Providence Equity Partners, Cameron Chalmers, David Muzzo and MHT-S1 L.P. (filed as Exhibit 10.40 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.41	Form of Nonqualified Stock Option Award Agreement. (filed as Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.42	Transfer and Contribution Agreement. (filed as Exhibit 10.42 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.43	Assignment and Merger Agreement. (filed as Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.44	Certificate of Merger. (filed as Exhibit 10.44 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

Exhibit
Number	Description of Exhibits
10.45*	Second Amendment to Employment Agreement, dated as of February 18, 2010, between Archipelago Learning, LLC and Ray Lowrey.

11.1*	Statement re computation of per share earnings (incorporated by reference to Notes to the Consolidated Financial Statements included in this Annual Report).

21.1*	List of Subsidiaries of Archipelago Learning, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial Statement Schedule of Condensed Financial Information of Registrant

99.2*	Financial Statement Schedule of Valuation and Qualifying Accounts

*	Filed herewith.