Form 10-Q
period 2010-03-31
Archipelago Learning, Inc.
filed 2010-05-12
CIK 1470699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34555

Archipelago Learning, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-0767387 (I.R.S. Employer Identification No.)

3400 Carlisle Street, Suite 345, Dallas, Texas (Address of Principal Executive Offices)	75204 (Zip Code)
(800) 419-3191
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
     As of May 5, 2010, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 25,105,410.

Special Note Regarding Forward-Looking Statements
     Certain disclosures and analyses in this Form 10-Q, including information incorporated herein by reference, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are considered forward-looking statements and reflect current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements generally can be identified by use of phrases or terminology such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely,” “future” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.
     These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results. They are subject to risks and uncertainties which may be beyond our control, including those discussed below, in the “Risk Factors” section in Item 1A of our Form 10-K, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. Although we believe that these forward-looking statements are based on reasonable assumptions, many factors could cause actual results to vary materially from those anticipated in such forward-looking statements, including:
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
     “Archipelago Learning,” “Study Island,” “Northstar Learning” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-Q without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,663	$58,248
Accounts receivable, net	5,664	7,535
Short-term deferred tax assets	2,528	2,528
Prepaid expenses and other current assets	1,848	1,809

Total	68,703	70,120
Property and equipment, net	2,560	2,620
Goodwill	94,373	94,373
Intangible assets, net	11,924	12,327
Investment	6,446	6,446
Notes receivable	4,931	4,931
Other long-term assets	1,640	1,718

Total assets	$190,577	$192,535

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$55	$1,254
Accrued employee-related expenses	1,034	2,033
Other accrued expenses	428	803
Deferred revenue	28,480	31,181
Taxes payable	9	625
Current portion of long-term debt	700	700
Interest payable	95	124
Interest rate swap	890	1,149

Total	31,691	37,869
Long-term debt, net of current	60,701	60,876
Long-term deferred revenue	5,984	5,262
Long-term deferred tax liability	6,291	5,093
Other long-term liability	425	425

Total liabilities	105,092	109,525
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 25,105,410 and 25,110,255 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	25	25
Additional paid-in capital	76,480	76,072
Retained earnings	8,980	6,913

Total stockholders’ equity	85,485	83,010

Total liabilities and stockholders’ equity	$190,577	$192,535

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$12,549	$9,947
Cost of revenue	913	750

Gross profit	11,636	9,197
Operating Expense:
Sales and marketing	3,822	2,942
Content development	1,041	836
General and administrative	2,789	2,033

Total	7,652	5,811

Income from continuing operations	3,984	3,386
Other income (expense):
Interest expense	(770)	(712)
Interest income	153	8
Derivative loss	(73)	(88)

Total	(690)	(792)

Net income from continuing operations before tax.	3,294	2,594
Provision for income tax	1,227	115

Net income from continuing operations	2,067	2,479

Income from discontinued operation before tax	—	—
Benefit from income tax on discontinued operation	—	(57)

Net income from discontinued operation	—	57

Net income	$2,067	$2,536

Earnings per share:
Basic:
Continuing operations	$0.08	$0.13
Discontinued operation	—	—

Total	$0.08	$0.13

Diluted:
Continuing operations	$0.08	$0.13
Discontinued operation	—	—

Total	$0.08	$0.13

Weighted-average shares outstanding:
Basic	23,856,327	19,965,866
Diluted	24,252,248	19,965,866
See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY — (UNAUDITED)
(in thousands)

	Preferred		Common
	Stock		Stock		Additional
		Par		Par	Paid-in	Retained	Total
	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance at December 31, 2009	—	$—	25,110	$25	$76,072	$6,913	$83,010
Stock-based compensation expense	—	—	—	—	408	—	408
Grant of stock and restricted stock	—	—	1	—	—	—	—
Forfeiture of restricted stock	—	—	(6)	—	—	—	—
Net income	—	—	—	—	—	2,067	2,067

Balance at March 31, 2010	—	$—	25,105	$25	$76,480	$8,980	$85,485

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$2,067	$2,536
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	78	49
Depreciation and amortization	699	642
Stock-based compensation	408	126
Unrealized gain on interest rate swap	(259)	(200)
Deferred income taxes	1,198	—
Deduction of net income from discontinued operation	—	(57)
Operating cash used by discontinued operation	—	(224)
Changes in operating assets and liabilities, net of disposition and discontinued operation:
Accounts receivable	1,871	947
Prepaid expenses and other	(39)	(12)
Accounts payable	(169)	(61)
Accrued expenses	(1,495)	(1,028)
Deferred revenue	(1,979)	(1,790)
Other long-term liability	—	115

Net cash provided by operating activities	2,380	1,043

Cash flows from investing activities
Purchase of property and equipment	(330)	(259)

Net cash used in investing activities	(330)	(259)

Cash flows from financing activities
Payment of offering costs	(1,460)	—
Payments on term note	(175)	(175)

Net cash used in financing activities	(1,635)	(175)

Net change in cash and cash equivalents	415	609
Beginning of period	58,248	13,144

End of period	$58,663	$13,753

Supplemental information
Cash paid for interest	$716	$696

Cash paid for income taxes	$645	$—

Non-cash investing and financing activities
Accrued purchases of property and equipment	$20	$19

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Archipelago Learning, Inc. (the “Company”) is a leading subscription-based online education company. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of March 31, 2010, Study Island products were utilized by over 10.0 million students in 21,775 schools in all 50 states, Washington, D.C., and Canada who answered approximately 1.5 billion practice questions during the three months ended March 31, 2010. In the second quarter of 2009, the Company began offering online postsecondary programs through its Northstar Learning product line.
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
     The Company completed its sale of TeacherWeb on November 2, 2009. The operations and cash flows of TeacherWeb have been presented as a discontinued operation in the Company’s condensed consolidated financial statements.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements.” However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The condensed consolidated results of operations of the Company for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2009 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2009 Annual Report.

     Derivatives and Hedging Activities — The Company’s overall risk management strategy includes utilizing an interest rate swap agreement. The Company managed its exposure to rate variability on the floating interest rate paid on its credit facility by entering into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $35.5 million remained in effect as of March 31, 2010 and December 31, 2009. Beginning in 2009, the notional amount of the interest rate swap began decreasing in periodic amounts, and will decrease to a notional amount of $30.5 million at the December 2010 termination date. The Company swapped a floating rate payment based on the three month London InterBank Offered Rate (LIBOR) for a fixed rate of 4.035% in order to minimize the variability in expected future cash flows due to interest rate movements on its LIBOR-based variable rate debt.
     The Company has not designated the swap as a hedge. The fair value of the swap is recorded as interest rate swap in the Company’s condensed consolidated balance sheets and changes in the fair value of the swap in derivative loss in the Company’s condensed consolidated statements of income.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue guidance related to revenue arrangements with multiple deliverables to allow the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.
3. FAIR VALUE MEASUREMENTS
     The three levels of inputs to valuation techniques used in fair value calculations are defined as follows:
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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2010
Assets — cash equivalents	$56,312	—	—	$56,312
Liabilities — interest rate swap	—	$890	—	$890
As of December 31, 2009
Assets — cash equivalents	$55,792	—	—	$55,792
Liabilities — interest rate swap	—	$1,149	—	$1,149
     The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cost investment	$6,446	n/a	$6,446	n/a
Notes receivable	$4,931	$4,931	$4,931	$4,931
Term loan	$61,401	$61,637	$61,576	$61,229
     The cost investment included in the table above is in a company that is not publicly traded and the fair value is not readily determinable, however, the Company believes the fair value of this asset approximates or exceeds the carrying value.
4. DISCONTINUED OPERATION
     On November 2, 2009, the Company completed the sale of the operations of TeacherWeb to Edline Holdings, Inc. (“Edline”) for an aggregate purchase price of $13 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), Series A shares of Edline valued at $3.7 million and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. In addition, the Company made an approximately $1.6 million distribution to its members in the fourth quarter of 2009 to enable them to meet certain tax obligations associated with the TeacherWeb sale. As a result of the sale and the Company’s previous investment in Edline, the Company holds 11.2% of Edline’s outstanding Series A shares and $4.9 million of Edline’s senior debt. Edline is controlled by one of the Company’s shareholders who, prior to the initial public offering was the controlling shareholder of the Company. As such, the sale was treated as a transaction between entities under common control and the excess of the sale consideration received and the book value of net assets sold was recognized in additional paid-in capital. The operations of TeacherWeb during the period that the Company owned it are treated as a discontinued operation on the condensed consolidated statements of income and cash flows.
     Revenue from TeacherWeb of $0.6 million for the three months ended March 31, 2009 was reported in discontinued operations in the condensed consolidated statement of income.

5. GOODWILL AND INTANGIBLE ASSETS
     The Company has recorded goodwill and intangible assets in connection with the purchase of the Company by Providence Equity Partners on January 10, 2007. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
     Amortization expense for the three months ended March 31, was recorded to the following captions in the condensed consolidated statements of income (in thousands):

	2010	2009
Cost of revenue	$21	$21
Sales and marketing	341	341
Content development	41	41
Income from discontinued operation	—	107

Total	$403	$510

     The components of the balances of goodwill and intangible assets are as follows (dollars in thousands):

		As of March 31, 2010			As of December 31, 2009
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	n/a	$94,373	$—	$94,373	$94,373	$—	$94,373

Finite-lived intangible assets:
Study Island customer relationships	10	$13,620	$(4,390)	$9,230	$13,620	$(4,050)	$9,570
Study Island technical development/program content	10	2,500	(806)	1,694	2,500	(743)	1,757

Indefinite-lived intangible assets:
Study Island trade name	n/a	1,000	—	1,000	1,000	—	1,000

Total intangible assets		$17,120	$(5,196)	$11,924	$17,120	$(4,793)	$12,327

     The estimated amortization expense for each of the years ended December 31 and thereafter as of March 31, 2010, is as follows (in thousands):

Remainder of 2010	$1,209
2011	1,612
2012	1,612
2013	1,612
2014	1,612
Thereafter	3,267

$10,924

6. TAXES
     Prior to the Reorganization, the LLC was not a taxpaying entity for federal income tax purposes. As a result, the LLC’s income was taxed to its members in their individual federal income tax returns. No federal income tax expense was recognized for the LLC prior to November 2009. Upon the Reorganization, the Company became a taxpaying entity and accordingly began recognizing tax expense.

7. EARNINGS PER SHARE
     Subsequent to the Reorganization, earnings per share is computed using the two-class method, considering the restricted common shares, due to their participation rights in dividends of the Company. Under this method, the Company’s net income is reduced by the portion of net income attributable to the restricted common shares, and this amount is divided by the weighted average shares of common stock outstanding. Prior to the Reorganization, there were various classes of stock, which were entitled to earnings based on a priority established in the LLC agreement. The Class A shares were entitled to a return of capital and a preferred return before any other class of shares was entitled to earnings. The Class A shares were entitled to 100% of the earnings for the period from January 1, 2007 to the Reorganization. Earnings per share was calculated based on the shares of common stock that were exchanged for the Class A shares in the Reorganization for all periods prior to the Reorganization.
     The components of earnings per share are as follows for the three months ended March 31 (in thousands):

	2010		2009
	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$2,067	25,106	$2,479	19,966
Less: Income attributable to restricted shares	(103)	(1,250)

Net income available to common shareholders	1,964	23,856

Basic earnings per share	$0.08		$0.13

Dilutive effect of restricted common stock		396

Diluted earnings per share	$0.08	24,252	$0.13

Discontinued operation:
Net income (loss)	$—	25,106	$57	19,966
Less: Income attributable to restricted shares	—	(1,250)

Net income (loss) available to common shareholders	—	23,856

Basic and diluted earnings (loss) per share	$—		$—

Total:
Net income	$2,067	25,106	$2,536	19,966
Less: Income attributable to restricted shares	(103)	(1,250)

Net income available to common shareholders	1,964	23,856

Basic earnings per share	$0.08		$0.13

Dilutive effect of restricted common stock		396

Diluted earnings per share	$0.08	24,252	$0.13

     For the three months ended March 31, 2010, 353 shares of restricted common stock and options to purchase 588,371 weighted-average shares of common stock were excluded from the diluted earnings per share calculation, as their effect was antidilutive. No options were outstanding during the three months ended March 31, 2009.
8. STOCK-BASED COMPENSATION
     There are 1,233,533 shares of the Company’s restricted common stock and stock options for purchase of 667,593 shares of the Company’s common stock outstanding as of March 31, 2010. The weighted-average exercise price of the options is $16.55. The weighted-average remaining contractual term of the options is 9.69 years. The outstanding options were all “out of the money” at March 31, 2010, thus had no aggregate intrinsic value. None of the outstanding options was exercisable at March 31, 2010.
     As of March 31, 2010, there was approximately $5.8 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 3.51 years.

9. SEGMENT INFORMATION
     The Company operates as one operating segment as the principal business activity relates to providing subscription-based online educational content. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon consolidated results of operations.
10. RELATED-PARTY TRANSACTIONS
     The Company is a party to an agreement with a stockholder to provide advisory services in connection with the identification, evaluation and acquisition of one or more businesses. The stockholder receives a transaction fee upon the successful consummation of any transaction that they identify. The amount of this transaction fee is dependent upon the size of the acquisition. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. During the three months ended March 31, 2010 and 2009, we did not make any payments under this agreement.
     The Company purchases equipment from an affiliate of Providence Equity Partners, a significant stockholder. Equipment is purchased through ordinary purchasing methods at pricing available to other customers. Purchases with this supplier totaled $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
     During the three months ended March 31, 2010, the Company made certain tax payments to states on behalf of shareholders of the LLC for periods prior to the Reorganization. These amounts were invoiced to these stockholders for payment by May 15, 2010. The unpaid balance of these payments at March 31, 2010 was $0.1 million.
     As part of the sale of TeacherWeb, the Company signed a transition services agreement with Edline whereby the Company performs certain accounting and administrative functions related to TeacherWeb for a period not to exceed six months from the sale. In May 2010, the transition services agreement was extended to July 1, 2010. During the transition period, certain costs are paid by the Company on behalf of TeacherWeb, which are billed to and reimbursed by Edline. The Company receives no fee for the performance of these services. For the three months ended March 31, 2010, the Company paid $0.3 million to TeacherWeb vendors on behalf of Edline, of which $0.1 million was receivable from Edline as of March 31, 2010.
11. SUBSEQUENT EVENTS
     In April 2010, the Company entered into a lease agreement beginning the later of August 1, 2010, or completion of construction and/or occupation of the property, for 37,218 square feet of office space. The location will become the primary corporate office for the Company, upon moving into the space in late summer 2010.
     Assuming a commencement date of August 1, 2010, the lease extends through July 31, 2020, with a termination option at July 31, 2015. The future minimum lease payments under this lease are as follows, for the years ended December 31 (in thousands):

2010	$200
2011	480
2012	652
2013	893
2014	909
Thereafter	1,333

Total	$4,467
     The lease contains a moving allowance and an improvement allowance, to reimburse the Company for the majority of its costs to move to the new office location and to build-out the space to its specifications. The Company intends to continue utilizing the space in its current corporate office to a certain extent, and is pursuing tenants to sublease the remaining space.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes in Item 1 of this report.
     Prior to our initial public offering in November 2009, we conducted our business through Archipelago Learning Holdings, LLC, formerly known as Study Island Holdings, LLC, and its subsidiaries. Prior to the consummation of the initial public offering, a reorganization occurred whereby Archipelago Learning Holdings, LLC became a wholly owned subsidiary of Archipelago Learning, Inc., a newly formed Delaware corporation. Unless the context requires otherwise, references throughout this report to “Archipelago Learning,” “we,” “us,” “our company” or similar terms refer to Archipelago Learning, Inc. and its subsidiaries, after giving effect to the reorganization.
Overview
     Archipelago Learning is a leading subscription-based online education company. We provide standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, our core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of March 31, 2010, Study Island products were utilized by over 10.0 million students in 21,775 schools in all 50 states, Washington D.C. and Canada. During the three months ended March 31, 2010, students answered approximately 1.5 billion of our practice questions. We recently began offering online postsecondary programs through our Northstar Learning product line.
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. Currently, we carry Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to 21,775 schools currently. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
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

     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. While many politicians, including President Obama, believe that the nation’s primary education law needs to be revised, it is uncertain whether this will happen this year. In his 2010 State of the Union address, President Obama proposed an overhaul of the primary law outlining the federal role in public schools and the administration distributed a blueprint for the reauthorization in March, which provided broad concepts regarding changes to the current version of the law. While Congress has been holding hearings on reauthorization for the past several months and Senator Tom Harkin (D-Iowa) has stated the goal is to have bipartisan supported legislation to President Obama by June, many experts say this will be difficult because the law and the proposed changes have been controversial and there are competing legislative priorities. The general consensus is that if legislation is not completed by June 2010, then reauthorization will most likely not occur until after the mid-term elections, most likely in 2011.
     In its 2011 fiscal year budget proposal and blueprint for change, the Obama administration recommended several key changes to ESEA, all of which are controversial:
(1)	“Growth” model to replace “absolute” model: The accountability system established in No Child Left Behind would be replaced with a new system built around the goal of helping all students graduate high school college- and career-ready. President Obama has suggested replacing the Adequate Yearly Progress, or “AYP” benchmarks with new “common core standards” based on college and career readiness, which are in the process of being finalized. President Obama’s proposal eliminates the No Child Left Behind mandate that all students be proficient in reading and math by 2014, the “absolute” model, with one that measures whether or not each student progresses at least one academic year from their proficiency level at the beginning of the year. The Obama administration argues that a teacher that helps a sixth grade student, for example, progress from a second grade proficiency level to a fourth grade proficiency level in one year should be rewarded for helping a student grow two academic years in proficiency, the “growth” model, as opposed to being penalized for the student not reaching sixth grade proficiency. The Obama administration and its supporters suggest that the “absolute” threshold model was unfair and that the initial No Child Left Behind goal of universal “absolute” student proficiency by 2014 was an impossible target. Opponents contend that backing away from this “absolute” mandate is a mistake in a field where nothing short of high-stakes testing grabs the attention of students, parents, teachers, and school administrators.

(2)	Competition – reward excellence: The proposal seeks to shift the method of distributing federal education dollars from formula alone to a system that also rewards excellence based on competition and performance. The new accountability system would divide schools into more categories, offering recognition and additional funds for those states, districts and schools that are succeeding and providing large new amounts of money to help either improve or close chronically failing schools. Opponents argue that this shift to competition and performance formulas will penalize students for adult mistakes.

(3)	Longitudinal data systems: The blueprint calls for comprehensive state and district data systems, including disaggregated data. It also proposes the collection of information related to teaching and learning conditions, school climate, student, teacher and school leader attendance, disciplinary incidents and student, parent or school staff surveys.

(4)	Teacher and school leader effectiveness: In the area of teacher and school leader effectiveness, states would be required to develop definitions for “effectiveness.” The plan also calls for state data systems that link information on teacher and principal preparation programs to job placement, student growth and retention outcomes of their graduates. District-level evaluation systems would need to differentiate teacher and principal effectiveness, using at least three performance measures, one of which would be performance on high-stakes assessments.

     While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised ESEA. In addition, the school reform focus and policy priorities will be consistent with the ARRA stimulus and Race to the Top criteria: higher and more rigorous standards and assessments across all states; closing the achievement gap between U.S. students and those of other developed countries; closing the achievement gap between students across the socioeconomic spectrum; improving the high school graduate rate along with college and career readiness; and rewarding teachers, schools and states that attain the best results. We believe that our Study Island core products are well positioned for this dynamic period of K-12 education reform driven by school budget pressures, the accelerating shift from print to online educational solutions and the demand for integrated curriculum and assessment to provide differentiated instruction to improve students’ academic performance.
     In addition, most of our customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which may become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates.
     To help offset state budget shortfalls, the U.S. Department of Education released approximately $5 billion in additional AARA stimulus state stabilization funds to 20 states in late February to April and granted an additional approximately $1.4 billion in school improvement grants to 20 states. In addition, Senator Harkin has proposed a one-year infusion of $23 billion in funding to prevent layoffs in state and local education. Senator Harkin has called on colleagues to pass this legislation and deliver it to the President by June 30, 2010 in order to help schools in time for the 2010-2011 school year. It remains uncertain at this time as to whether this legislation will pass.
     While the federal legislative efforts and budgetary challenges in schools could present challenges to our future sales, we believe that we are positioned to perform well in the current environment for various reasons: (1) we are well aligned with educational reform policies and initiatives, (2) we make innovation easy as schools shift from print-based solutions to online digital content, instruction, assessment and data reporting, (3) we have a proven model and track record for engaging and improving learning outcomes, (4) we are affordable compared to other educational product offerings and (5) we still have relatively low overall school penetration with room for growth.
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
2010 Events
     We released Study Island Version 3, or “V3” in January 2010. V3 has been well received by our customers. Some key enhancements include a custom assessment builder, an online writing component, learning enhancements for special learners, and embedded “just-in-time” professional development. Educators are most excited about the new custom assessment builder, which enables teachers to easily build customized formative and benchmark assessments in reading and math, giving them the ongoing data they need to make informed instructional decisions. Additionally, the new writing assignment module is being widely used, as it gives teachers and students a paperless way to develop writing skills across the curriculum.
     We published 51 new products during the three months ended March 31, 2010, with a focus on expanding our high school product line across all major subject areas in our largest states, including publishing new SAT and advanced placement test preparation products, and filling in grade level and subject area holes in our elementary and middle school line-up for mid-size and small states.

Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2009
     The following table summarizes our consolidated operating results for the three months ended March 31 (dollars in thousands):

			Change
	2010	2009	Dollars	Percentage
Revenue	$12,549	$9,947	$2,602	26.2%
Cost of revenue	913	750	163	21.7%

Gross profit	11,636	9,197	2,439	26.5%
Operating expense:
Sales and marketing	3,822	2,942	880	29.9%
Content development	1,041	836	205	24.5%
General and administrative	2,789	2,033	756	37.2%

Total	7,652	5,811	1,841	31.7%

Income from continuing operations	3,984	3,386	598	17.7%
Other income (expense):
Interest expense	(770)	(712)	(58)	(8.1%)
Interest income	153	8	145	1,812.5%
Derivative loss	(73)	(88)	15	17.0%

Total	(690)	(792)	102	12.9%

Net income from continuing operations before tax	3,294	2,594	700	27.0%
Provision for income tax	1,227	115	1,112	967.0%

Net income from continuing operations	$2,067	$2,479	$(412)	(16.6%)

     Revenue.
     Revenue for the three months ended March 31, 2010 was $12.5 million, representing an increase of $2.6 million, or 26.2%, as compared to revenue of $9.9 million for the three months ended March 31, 2009. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The increase in revenue during the period is due to increased traction in states newly entered in the prior year, increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our planned increases in our sales force.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended March 31 (dollars in thousands):

	2010	2009
Invoiced sales:
New customers	$3,503	$2,932
Existing customers	6,733	4,906
Other sales	334	319

Total	10,570	8,157
Change in deferred revenue	1,979	1,790

Revenue	$12,549	$9,947

Other metrics:
Schools using Study Island products	21,775	18,731
Products available	1,300	1,040
States	50	50

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
     As of March 31, 2010, 21,775 schools used Study Island products. A school is considered to be using our products if it has an active subscription for any or all of the Study Island products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription. For the twelve months ended September 30, 2009, we had a renewal rate of 77.9%, which reflects the percentage of schools that subscribed for our products throughout those twelve months and then subscribed for our products again in the next period, within six months of their subscription end date. A Study Island product is any one subject for one grade level in a single state. A Northstar Learning product is any one subject. The number of states is the number of states in which Study Island offers products, which are built from the standards of such states. We offer products in all 50 states and Washington D.C. and, as of October 2009, in Canada.
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
     We increased our standard pricing in January 2010. We do not believe, however, that this pricing increase is meaningful to changes in our revenue. Our pricing structure is complex, using a set of standard prices, but offering discretionary discounts of different amounts for a wide range of circumstances with our clients. Additionally, considering that we recognize revenue from customer subscriptions ratably over the subscription periods (which average 15 months, but vary under many circumstances), price increases have a delayed impact on revenue within a single period presented in our financial statements.

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
     Cost of Revenue.
     Cost of revenue for the three months ended March 31, 2010 increased by $0.2 million, or 21.7%, to $0.9 million from $0.8 million for the three months ended March 31, 2009. This increase in cost of revenue was primarily attributable to a $0.1 million increase in engineering salaries and related costs resulting from increased headcount focusing on enhancing resources and management, along with annual salary increases and bonus payments.
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
     Sales and Marketing Expense.
     Sales and marketing expense for the three months ended March 31, 2010 increased by $0.9 million, or 29.9%, to $3.8 million from $2.9 million for the three months ended March 31, 2009. This increase was primarily attributable to a $0.7 million increase in salaries and related costs resulting from increased headcount, annual salary increases and bonus payments and a $0.1 million increase in marketing costs related to new product launches.
     Our sales and marketing expense consists primarily of salaries, commissions and related expense for personnel in our inside and field sales teams, our new customer implementation and retention team, marketing, customer service, training and account management. Commissions are earned when sales are invoiced to customers. Other costs include marketing costs, travel and amortization of the customer relationship intangible asset. Marketing expense consists of direct mail, email prospecting, “pay per click” advertising, search engine optimization, printed material, marketing research, and trade shows. Marketing expense generally increases as our sales efforts increase, both in new and existing markets. Our marketing efforts are related to the launch of new product offerings, the introduction of our products and services in new states and geographic regions, and opportunities within a selected market associated with specific events such as timing for the standardized testing in a particular state and upcoming trade shows.
     Content Development Expense.
     Content development expense for the three months ended March 31, 2010 increased by $0.2 million, or 24.5%, to $1.0 million from $0.8 million for the three months ended March 31, 2009. This increase was primarily attributable to a $0.1 million increase in salaries and related costs related to increased headcount for the development of our enhanced Study Island version 3 and the launch of additional products in Canada, along with annual salary increases and bonus payments and a $0.1 million increase in outsourced content writing costs, primarily related to development of our new SAT product and to Northstar Learning.
     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions for our Study Island and Northstar Learning products, outsourced content writing costs, and amortization of our program content intangible asset.

     General and Administrative Expense.
     General and administrative expense for the three months ended March 31, 2010 increased by $0.8 million, or 37.2%, to $2.8 million from $2.0 million for the three months ended March 31, 2009. This increase was primarily attributable to a $0.1 million increase in salaries and related costs, primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering, a $0.4 million increase in audit, accounting and legal fees related to the requirements of being a public company and $0.1 million of increased depreciation expense associated with our increased capital expenditures.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, human resources and other administrative employees, professional services, board related expenses, regulatory requirements, rent, insurance, travel and other corporate expense.
     Other Income (Expense).
     Other income (expense) totaled $0.7 million of net expense for the three months ended March 31, 2010, which was a reduction of expense of $0.1 million, or 12.9%, compared to net expense of $0.8 million for the three months ended March 31, 2009. The decrease was primarily due to increased interest income of $0.1 million during the period due to interest earned on our loans from Edline.
     Our other income (expense) includes interest expense, interest income and derivative loss. Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007 and amortization of debt financing costs. No amounts were outstanding under the revolving credit facility during the three months ended March 31, 2010 or 2009. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline. Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and will decrease in periodic amounts to a notional amount of $30.5 million at the December 31, 2010 termination date. At March 31, 2010, the notional amount of the interest rate swap was $35.5 million. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We have not designated our interest rate swap as a cash flow hedge.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, state and local taxes based on our income in the appropriate jurisdictions. Prior to the reorganization transaction where shareholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the reorganization, we became taxed as a corporation. We recognized tax expense using an effective rate of 37.2% for the three months ended March 31, 2010. Tax expense for the three months ended March 31, 2009 represented unrecognized tax benefits related to a state tax filing position.

Liquidity and Capital Resources
     Our primary cash requirements include the payment of our operating expense, interest and principal payments on our debt, and capital expenditures. Prior to our reorganization and initial public offering, we used cash to make dividend payments and tax-related distributions to our equity holders. We do not anticipate paying any dividends on our capital stock for the foreseeable future. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our servers, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity. We finance our operations primarily through cash flow from operations, which is typically the highest in the third and fourth quarters when our sales are highest and invoices are paid. Our cash flow from operations is typically flat in the first and second quarters. Several factors outside of our control may impact our cash flow. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. We believe that although the current presidential administration has stated that education reform is a priority for 2010, it may not occur for another two years. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products. If new legislation lessens the importance of state-by-state testing and assessments, demand for our products may materially decrease, or if competitors can more easily enter our markets because of the establishment of national education standards, we may experience lower cash flows, both of which would affect our liquidity. In addition, if state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our Study Island products, either of which would have a negative impact on our cash flow.
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. At March 31, 2010, we had cash and cash equivalents of $58.7 million and $10.0 million of availability under our revolving credit facility. Our total indebtedness was $61.4 million at March 31, 2010. We believe that our consistent cash flow and our $10.0 million availability combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Cash Flow
     Our net consolidated cash flows consist of the following, for the three months ended March 31 (in thousands):

Provided by (used in):	2010	2009
Operating activities	$2,380	$1,043
Investing activities	(330)	(259)
Financing activities	(1,635)	(175)
Cash Flow from Operating Activities
     Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2010, compared to $1.0 million during the three months ended March 31, 2009. This $1.3 million increase was primarily due to an increase in net income adjusted for non-cash items of $1.3 million.
Cash Flow from Investing Activities
     Net cash used for investing activities for the three months ended March 31, 2010 was $0.3 million for the purchase of property and equipment. Net cash used for investing activities for the three months ended March 31, 2009 was $0.3 million for the purchase of property and equipment.

Cash Flow from Financing Activities
     Net cash used for financing activities in the three months ended March 31, 2010 was $1.6 million, including $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.2 million in principal payments on our term loan. Net cash used for financing activities in the three months ended March 31, 2009 was $0.2 million of payments on our term loan.
Credit Facility
     In November 2007, our subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to holders of Class A shares of Archipelago Learning Holdings, LLC and debt financing costs. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.25% as of March 31, 2010 and 2009, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants.
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
     The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to Consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation, amortization and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of Consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of Consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement). Based on the formulations set forth in the Credit Agreement, as of March 31, 2010, the Borrower was required to maintain a maximum leverage ratio of 3.50 to 1.00, a minimum interest coverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00. As of March 31, 2010, the Borrower’s leverage ratio was 1.51 to 1.00, its interest coverage ratio was 7.75 to 1.00 and its fixed charge coverage ratio was 4.72 to 1.00. The financial ratios the Borrower is required to maintain become more restrictive over time.

     The Credit Agreement also contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement, and which was not triggered by our initial public offering. As of March 31, 2010 the Borrower was in compliance with all covenants.
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
     As of March 31, 2010, $61.4 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. As of December 31, 2009, $61.6 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. For the three months ended March 31, 2010 and 2009, the weighted average interest rate under the term loan was 4.56% and 3.88%, respectively, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap is the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
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
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended March 31, 2010.
Recently Issued Accounting Standards
     The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 amends existing revenue guidance related to revenue arrangements with multiple deliverables to allow the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact this standard will have on our financial statements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
     We are exposed to interest rate risk in connection with our term loan and any borrowings under our revolving credit facility. Amounts borrowed under our term loan and our revolving credit facility bear interest at rates based upon a base rate or LIBOR, plus an applicable margin. To manage our interest rate exposure, and as a requirement under our term loan, we entered into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $35.5 million remained in effect as of March 31, 2010. The notional amount of the interest rate swap will decrease in periodic amounts to a notional amount of $30.5 million at the December 2010 termination date. We swapped a floating rate payment based on three month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. Due to the LIBOR floor of 1.25% and the short-term LIBOR rate at March 31, 2010, a 1% increase or decrease in the short-term LIBOR rate, before giving effect to the interest rate swap, would have no impact on our interest rate on the term loan or our interest expense.
     In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. We had cash and cash equivalents of $58.7 million and $58.2 million as of March 31, 2010 and December 31, 2009, respectively. Our cash and cash equivalents are maintained primarily in short term, treasury-backed accounts.
Effects of Inflation
     We believe that inflation has not had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     None.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have not sold any unregistered securities or purchased any of our equity securities during the three months ended March 31, 2010.
     We have not used any of the proceeds of our initial public offering as of March 31, 2010.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No vote has been held during the three months ended March 31, 2010. Refer to our Proxy Statement, filed with the SEC on Schedule 14A, for details regarding the stockholder vote to be held at our Annual Meeting of Stockholders on June 8, 2010.
Item 5. Other Information
     None.
Item 6. Exhibits
See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 12th day of May, 2010.

ARCHIPELAGO LEARNING, INC.
By:	/s/ Tim McEwen
Tim McEwen
President and Chief Executive Officer

By:	/s/ James Walburg
James Walburg
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
10.1	Second Amendment to Employment Agreement, dated as of February 18, 2010, between Archipelago Learning, LLC and Ray Lowrey. (Filed as Exhibit 10.45 to Annual Report on Form 10-K (File No. 001-34555) filed on March 5, 2010)

10.2	Archipelago Learning, Inc. Amended and Restated 2009 Employee Stock Purchase Plan. (Filed as appendix to the Proxy Statement on Schedule 14A (File No. 001-34555) filed on April 26, 2010)

10.3*	Lease Agreement between Gaedeke Holdings II, Ltd. and Archipelago Learning, LLC, dated April 23, 2010.

11.1*	Statement re computation of per share earnings (incorporated by reference to Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.