Form 10-Q
period 2010-06-30
Archipelago Learning, Inc.
filed 2010-08-16
CIK 1470699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34555

Archipelago Learning, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0767387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 Carlisle Street, Suite 345, Dallas, Texas	75204
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐   No ☑
     As of August 9, 2010, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,358,480.

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
     These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results. They are subject to risks and uncertainties which may be beyond our control, including those discussed below, in the “Risk Factors” section in Item 1A of our Form 10-K, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. Although we believe that these forward-looking statements are based on reasonable assumptions, many factors could cause actual results to vary materially from those anticipated in such forward-looking statements, including:
•	Most of our customers are public schools, which rely on state, local and federal funding. If any state, local or federal funding is materially reduced, our public school customers may no longer be able to afford to purchase our products and services;

•	If national educational standards and assessments are adopted, or if existing metrics for applying state standards are revised, new competitors could more easily enter our markets or the demands in the markets we currently serve may change;

•	If Congress does not reauthorize the Elementary and Secondary Education Act, commonly referred to as ESEA, or other legislation does not continue to mandate state educational standards and annual assessments, demand for our products and services could be materially adversely affected;

•	Our recent rapid growth, the recent introduction of a number of our products and services and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives;

•	The recent ongoing adoption of online learning in established education markets makes it difficult for us to evaluate our current and future business prospects. If web-based education fails to achieve widespread acceptance by students, parents, teachers, schools and other institutions, our growth and profitability may materially suffer;

•	Our revenue is primarily generated by sales of subscriptions to our Study Island and EducationCity products over the term of the subscription. Our customer renewal rates are difficult to predict and declines in our sales of Study Island or EducationCity products or our customer renewal rates may materially adversely affect our business and results of operations; and

•	Our Study Island and EducationCity products are predominantly purchased by individual schools, and any decisions at the district or state level to use the products and services of one of our competitors, or to limit or reduce the use of web-based educational products, could materially adversely affect our ability to attract and retain customers.
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
     “Archipelago Learning,” “Study Island,” “Northstar Learning,” “EducationCity” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-Q without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$23,261	$58,248
Accounts receivable, net	11,292	7,535
Deferred tax assets	2,150	2,528
Prepaid expenses and other current assets	4,010	1,809

Total	40,713	70,120
Property and equipment, net	3,087	2,620
Goodwill	166,160	94,373
Intangible assets, net	38,165	12,327
Investment	6,446	6,446
Notes receivable	4,931	4,931
Other long-term assets	1,817	1,718

Total assets	$261,319	$192,535

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$1,461	$1,254
Accrued employee-related expenses	1,875	2,033
Other accrued expenses	655	927
Taxes payable	82	625
Deferred tax liabilities	442	—
Deferred revenue	35,470	31,181
Revolving credit facility	10,000	—
Current portion of note payable to related party	2,414	—
Current portion of long-term debt	850	700
Interest rate swap	532	1,149

Total	53,781	37,869
Long-term deferred tax liabilities	13,375	5,093
Long-term deferred revenue	11,970	5,262
Long-term note payable to related party, net of current and discount	2,290	—
Long-term debt, net of current	75,338	60,876
Other long-term liability	425	425

Total liabilities	157,179	109,525
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,358,480 and 25,110,255 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	26	25
Additional paid-in capital	94,395	76,072
Accumulated other comprehensive income	884	—
Retained earnings	8,835	6,913

Total stockholders’ equity	104,140	83,010

Total liabilities and stockholders’ equity	$261,319	$192,535

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$13,597	$10,253	$26,146	$20,200
Cost of revenue	1,029	685	1,942	1,435

Gross profit	12,568	9,568	24,204	18,765
Operating Expense:
Sales and marketing	4,146	3,316	7,968	6,258
Content development	1,226	752	2,267	1,588
General and administrative	6,591	2,301	9,380	4,334

Total	11,963	6,369	19,615	12,180

Income from continuing operations	605	3,199	4,589	6,585
Other income (expense):
Interest expense	(879)	(637)	(1,649)	(1,349)
Interest income	150	6	303	14
Foreign currency loss	(99)	—	(99)	—
Derivative gain (loss)	27	(81)	(46)	(169)

Total	(801)	(712)	(1,491)	(1,504)

Net (loss) income from continuing operations before tax	(196)	2,487	3,098	5,081
(Benefit) provision for income tax	(51)	117	1,176	232

Net (loss) income from continuing operations	(145)	2,370	1,922	4,849

Income from discontinued operation before tax	—	83	—	83
Benefit from income tax on discontinued operation	—	(42)	—	(99)

Net income from discontinued operation	—	125	—	182

Net (loss) income	$(145)	$2,495	$1,922	$5,031

Earnings (loss) per share:
Basic:
Continuing operations	$(0.01)	$0.12	$0.08	$0.24
Discontinued operation	—	0.01	—	0.01

Total	$(0.01)	$0.13	$0.08	$0.25

Diluted:
Continuing operations	$(0.01)	$0.12	$0.08	$0.24
Discontinued operation	—	0.01	—	0.01

Total	$(0.01)	$0.13	$0.08	$0.25

Weighted-average shares outstanding:
Basic	24,181,680	19,965,866	24,019,902	19,965,866
Diluted	24,181,680	19,965,866	24,403,727	19,965,866
See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY – (UNAUDITED)
(in thousands)

	Preferred		Common			Accumulated
	Stock		Stock		Additional	Other
		Par		Par	Paid-in	Comprehensive	Retained	Total
	Shares	Value	Shares	Value	Capital	Income	Earnings	Equity
Balance at December 31, 2009	—	$—	25,110	$25	$76,072	$—	$6,913	$83,010
Stock-based compensation expense	—	—	—	—	928	—	—	928
Grants of stock and restricted stock	—	—	12	—	—	—	—	—
Forfeiture of restricted stock	—	—	(6)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	—	—	3	—	—	3
Issuance of shares in acquisition	—	—	1,242	1	17,392	—	—	17,393
Comprehensive income:
Net income	—	—	—	—	—	—	1,922	1,922
Currency translation adjustment	—	—	—	—	—	884	—	884

Total								2,806

Balance at June 30, 2010	—	$—	26,358	$26	$94,395	$884	$8,835	$104,140

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$1,922	$5,031
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	149	101
Depreciation and amortization	1,602	1,307
Stock-based compensation	928	212
Unrealized gain on interest rate swap	(617)	(414)
Deferred income taxes	1,041	—
Deduction of net income from discontinued operation	—	(182)
Operating cash used by discontinued operation	—	(8)
Changes in operating assets and liabilities, net of acquisition, disposition and discontinued operation:
Accounts receivable	317	13
Prepaid expenses and other	(1,194)	(455)
Accounts payable	918	(10)
Accrued expenses	(1,054)	(787)
Deferred revenue	132	(206)
Other long-term liabilities	17	230

Net cash provided by operating activities	4,161	4,832

Cash flows from investing activities
Purchase of EducationCity	(61,300)	—
Purchase of property and equipment	(424)	(394)

Net cash used in investing activities	(61,724)	(394)

Cash flows from financing activities
Proceeds from supplemental term note	15,000	—
Proceeds from revolver	10,000	—
Payment of debt financing costs	(804)	—
Tax distributions to members	—	(768)
Purchase of common stock from ESPP	3	—
Payment of offering costs	(1,460)	—
Payments on term note	(388)	(874)

Net cash provided by (used in) financing activities	22,351	(1,642)

Effect of foreign exchange on cash and cash equivalents	225	—

Net change in cash and cash equivalents	(34,987)	2,796
Beginning of period	58,248	13,144

End of period	$23,261	$15,940

Supplemental information
Cash paid for interest	$1,495	$1,371

Cash paid for income taxes	$1,254	$73

Non-cash investing and financing activities
Accrued purchases of property and equipment	$252	$125

Issuance of common stock for purchase of EducationCity	$17,393	$—

Issuance of note payable for purchase of EducationCity	$4,687	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Archipelago Learning, Inc. (the “Company”) is a leading subscription-based online education company. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of June 30, 2010, Study Island products were utilized by approximately 10.2 million students in 22,842 schools in all 50 states, Washington, D.C., and Canada who answered approximately 2.4 billion practice questions during the six months ended June 30, 2010. In the second quarter of 2009, the Company began offering online postsecondary programs through its Northstar Learning product line.
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
     On June 9, 2010, the Company acquired Educationcity Limited (“EducationCity”), which provides online K-6 instructional content and assessments for reading, math and science, and is used by 8,539 schools in the United Kingdom and 4,519 schools in the United States as of June 30, 2010.
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

     Derivatives and Hedging Activities — The Company’s overall risk management strategy includes utilizing an interest rate swap agreement. The Company managed its exposure to rate variability on the floating interest rate paid on its credit facility by entering into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $30.5 million and $35.5 million remained in effect as of June 30, 2010 and December 31, 2009, respectively. Beginning in 2009, the notional amount of the interest rate swap began decreasing in periodic amounts, and will terminate in December 2010. The Company swapped a floating rate payment based on the three month London InterBank Offered Rate (LIBOR) for a fixed rate of 4.035% in order to minimize the variability in expected future cash flows due to interest rate movements on its LIBOR-based variable rate debt.
     The Company has not designated the swap as a hedge. The fair value of the swap is recorded as interest rate swap in the Company’s condensed consolidated balance sheets and changes in the fair value of the swap in derivative gain (loss) in the Company’s condensed consolidated statements of operations.
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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2010
Assets — cash equivalents	$18,972	—	—	$18,972
Liabilities — interest rate swap	—	$532	—	$532
As of December 31, 2009
Assets — cash equivalents	$55,792	—	—	$55,792
Liabilities — interest rate swap	—	$1,149	—	$1,149
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

     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cost investment	$6,446	n/a	$6,446	n/a
Notes receivable	$4,931	$4,931	$4,931	$4,931
Revolving credit facility	$10,000	$10,000	$—	$—
Note payable	$4,704	$4,704	$—	$—
Term loan	$76,188	$76,188	$61,576	$61,229
     The cost investment included in the table above is in a company that is not publicly traded and the fair value is not readily determinable, however, the Company believes the fair value of this asset approximates or exceeds the carrying value.
4. DISCONTINUED OPERATION
     On November 2, 2009, the Company completed the sale of the operations of TeacherWeb to Edline Holdings, Inc. (“Edline”) for an aggregate purchase price of $13 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), Series A shares of Edline valued at $3.7 million and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. In addition, the Company made an approximately $1.6 million distribution to its members in the fourth quarter of 2009 to enable them to meet certain tax obligations associated with the TeacherWeb sale. As a result of the sale and the Company’s previous investment in Edline, the Company holds 11.2% of Edline’s outstanding Series A shares and $4.9 million of Edline’s senior debt. Edline is controlled by one of the Company’s stockholders who, prior to the initial public offering was the controlling shareholder of the Company. As such, the sale was treated as a transaction between entities under common control and the excess of the sale consideration received and the book value of net assets sold was recognized in additional paid-in capital. The operations of TeacherWeb during the period that the Company owned it are treated as a discontinued operation on the condensed consolidated statements of operations and cash flows.
     Revenue from TeacherWeb of $0.6 million and $1.2 million for the three months and six months ended June 30, 2009 was reported in discontinued operations in the condensed consolidated statement of income.
5. ACQUISITION OF EDUCATIONCITY
     On June 9, 2010, the Company acquired EducationCity pursuant to a Share Purchase Agreement with Matthew Drakard, Simon Booley and Tom Morgan. The Company purchased 100% of the equity of EducationCity for a purchase price of: (i) $65,116,274 in cash; (ii) 1,242,408 shares of common stock of the Company; and (iii) $5,000,000 in additional deferred cash consideration, of which $2,500,000 will be paid by the Company on each of December 31, 2010 and December 31, 2011. The purchase price is subject to a post-closing working capital adjustment. The acquisition was financed with cash on hand and the proceeds of a new $15,000,000 supplemental term loan and $10,000,000 in revolving loan commitments.
     As part of the acquisition, the Company incurred $3.3 million in transaction costs, including legal and professional fees, which are recorded in general and administrative expense on the condensed consolidated statement of operations for the three and six months ended June 30, 2010.
     Revenues of $0.5 million and net loss of $0.2 million arising from EducationCity are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2010.

     The following pro forma information summarizes the Company’s results of operations, as if the acquisition of EducationCity had occurred as of the beginning of each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$15,332	$12,341	$30,425	$24,079
Net income from continuing operations	$1,434	$1,105	$3,105	$3,472
     The initial accounting for the acquisition of EducationCity is incomplete, as the Company is currently evaluating the fair values of each asset and liability acquired and has not yet received the final valuation report on such assets and liabilities. Provisional amounts for assets and liabilities acquired have been recorded based on management’s best estimate of the values based on preliminary analysis performed. The following table presents the composition of the purchase price and the provisional amounts recorded in the Company’s balance sheet as of June 9, 2010 for assets and liabilities acquired (in thousands):

Purchase price:
Cash paid to sellers, net of cash received	$61,300
Note payable	4,687
Issuance of common stock	17,393

Total	$83,380

Assets (liabilities) acquired:
Accounts receivable	$4,026
Deferred tax assets	2,060
Other assets	955
Intangible assets	26,210
Accounts payable and accrued expenses	(676)
Deferred tax liabilities	(9,915)
Deferred revenue	(10,620)

Total	$12,040

Remaining value, recorded to goodwill	$71,340

     The goodwill acquired is not expected to be deductible for tax purposes.

6. GOODWILL AND INTANGIBLE ASSETS
     The Company has recorded goodwill and intangible assets in connection with the purchase of the Company by Providence Equity Partners in 2007 and the acquisition of EducationCity in June 2010. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
     Amortization expense was recorded to the following captions in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$21	$21	$42	$42
Sales and marketing	460	341	801	681
Content development	86	41	127	83
General and administrative	12	—	12	—
Income from discontinued operation	—	107	—	213

Total	$579	$510	$982	$1,019

     The changes in the carrying amount of goodwill during the six months ended June 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$94,373
Acquisition of EducationCity	71,340
Adjustment due to foreign currency	447

Balance as of June 30, 2010	$166,160

     The components of the balances of intangible assets are as follows (dollars in thousands):

		As of June 30, 2010			As of December 31, 2009
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Finite-lived intangible assets:
Study Island customer relationships	10	$13,620	$(4,731)	$8,889	$13,620	$(4,050)	$9,570
EducationCity customer relationships	9-11	15,486	(121)	15,365	—	—	—
Study Island technical development/program content	10	2,500	(868)	1,632	2,500	(743)	1,757
EducationCity technical development/program content	15	7,241	(45)	7,196	—	—	—
EducationCity noncompete agreements	5	1,022	(12)	1,010	—	—	—

Indefinite-lived intangible assets:
Study Island trade name	n/a	1,000	—	1,000	1,000	—	1,000
EducationCity trade name	n/a	3,073	—	3,073	—	—	—

Total intangible assets		$43,942	$(5,777)	$38,165	$17,120	$(4,793)	$12,327

     The estimated amortization expense for each of the years ended December 31 and thereafter as of June 30, 2010, is as follows (in thousands):

Remainder of 2010	$1,923
2011	3,845
2012	3,845
2013	3,845
2014	3,845
Thereafter	16,789

$34,092

7. AMENDED CREDIT FACILITY
     In June 2010, the credit agreement governing the term loan and the revolving credit facility (the “Credit Agreement”) with our subsidiary, Archipelago Learning, LLC (the “Borrower”), was amended to permit the acquisition of EducationCity and to add a $15 million supplemental term loan and an additional $10 million to the revolving credit facility, both of which were drawn in order to finance the acquisition. This amendment further modified certain terms of the Credit Agreement, including increasing the applicable margin on all loans by 0.50%, modifying the definition of permitted acquisitions, and increasing the letter of credit sublimit available to the Borrower under the Credit Agreement from $1.0 million to $2.0 million.
8. TAXES
     Prior to the Reorganization, the LLC was not a taxpaying entity for federal income tax purposes. As a result, the LLC’s income was taxed to its members in their individual federal income tax returns. No federal income tax expense was recognized for the LLC prior to November 2009. Upon the Reorganization, the Company became a taxpaying entity and accordingly began recognizing tax expense.
     Upon the acquisition of EducationCity, the Company recognized deferred tax asset and liability balances related to the adjustments in basis for assets acquired and liabilities assumed and became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. After reflecting the impact of these items, the Company’s effective tax rate was 26.0% and 38.0% for the three months and six months ended June 30, 2010, respectively.
9. COMMITMENTS AND CONTINGENCIES
     The Company is obligated, as lessee, under noncancelable operating leases for office space in Dallas, Texas, Naperville, Illinois, and Rutland, United Kingdom expiring through 2015. As of June 30, 2010, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

Remainder of 2010	$476
2011	1,295
2012	1,060
2013	1,095
2014	949
Thereafter	1,410

$6,285

10. EARNINGS PER SHARE
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
     The components of earnings per share are as follows for the three months ended June 30 (in thousands):

	2010		2009
	Net Income	Shares	Net Income	Shares
Continuing operations:
Net (loss) income	$(145)	25,409	$2,370	19,966
Less: Income attributable to restricted shares	—	(1,227)

Net (loss) income available to common stockholders	(145)	24,182

Basic (loss) earnings per share	$(0.01)		$0.12

Dilutive effect of restricted common stock		—

Diluted (loss) earnings per share	$(0.01)	24,182	$0.12

Discontinued operation:
Net income	$—		$125	19,966
Less: Income attributable to restricted shares	—

Net income available to common stockholders	—
Basic and diluted earnings per share	$—		$—

Total:
Net (loss) income	$(145)	25,409	$2,495	19,966
Less: Income attributable to restricted shares	—	(1,227)

Net (loss) income available to common stockholders	(145)	24,182

Basic (loss) earnings per share	$(0.01)		$0.12

Dilutive effect of restricted common stock		—

Diluted (loss) earnings per share	$(0.01)	24,182	$0.12

     The components of earnings per share are as follows for the six months ended June 30 (in thousands):

	2010		2009
	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$1,922	25,258	$4,849	19,966
Less: Income attributable to restricted shares	(94)	(1,238)

Net income available to common stockholders	$1,828	24,020

Basic earnings per share	$0.08		$0.24

Dilutive effect of restricted common stock		384

Diluted earnings per share	$0.08	24,404	$0.24

Discontinued operation:
Net income	$—		$182	19,966
Less: Income attributable to restricted shares	—

Net income available to common stockholders	—
Basic and diluted earnings per share	$—		$0.01

Total:
Net income	$1,922	25,258	$5,031	19,966
Less: Income attributable to restricted shares	(94)	(1,238)

Net income available to common stockholders	$1,828	24,020

Basic earnings per share	$0.08		$0.25

Dilutive effect of restricted common stock		384

Diluted earnings per share	$0.08	24,404	$0.25

     For the three months and six months ended June 30, 2010, the impact of 417,618 and 176 shares of restricted common stock, respectively, and options to purchase 673,231 and 631,036 weighted-average shares of common stock, respectively, were excluded from the diluted earnings per share calculation, as their effect was antidilutive. No options or shares of participating restricted stock were outstanding during the six months ended June 30, 2009.
11. STOCK-BASED COMPENSATION
     There are 1,225,388 shares of the Company’s restricted common stock and stock options for purchase of 700,793 shares of the Company’s common stock outstanding as of June 30, 2010. The stock options outstanding as of June 30, 2010 have a weighted-average exercise price of $16.34, have a weighted-average remaining contractual term of 9.5 years and are all “out of the money” at June 30, 2010, thus have no aggregate intrinsic value. None of the outstanding options were exercisable at June 30, 2010.
     As of June 30, 2010, there was approximately $5.7 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 3.3 years.
12. SEGMENT INFORMATION
     The Company operates as one operating segment as the principal business activity relates to providing subscription-based online educational content. The chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company based upon consolidated results of operations.

13. RELATED-PARTY TRANSACTIONS
     The Company is a party to an agreement with a stockholder to provide advisory services in connection with the identification, evaluation and acquisition of one or more businesses. The stockholder receives a transaction fee upon the successful consummation of any transaction that they identify. The amount of this transaction fee is dependent upon the size of the acquisition. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. During the three and six months ended June 30, 2010 the Company incurred and paid an aggregate of $1.5 million under this agreement related to the acquisition of EducationCity. During the three and six months ended June 30, 2009, we did not incur or make any payments under this agreement.
     The Company purchases equipment from an affiliate of Providence Equity Partners, a significant stockholder. Equipment is purchased through ordinary purchasing methods at pricing available to other customers. Purchases with this supplier totaled $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.
     Providence Equity Partners paid for certain costs related to travel and other expenses of members of the Company’s Board of Directors and other staff assisting those Directors in certain oversight functions and invoiced the Company for reimbursement. During the three and six months ended June 30, 2010, $0.1 million of these costs were paid by the Company.
     During the six months ended June 30, 2010, the Company made certain tax payments of $0.2 million to states on behalf of shareholders of the LLC for periods prior to the Reorganization. These amounts were invoiced to these stockholders for reimbursement. The unpaid balance of these reimbursements at June 30, 2010 was $0.1 million.
     As part of the sale of TeacherWeb, the Company signed a transition services agreement with Edline whereby the Company performs certain accounting and administrative functions related to TeacherWeb for a period not to exceed six months from the sale. In May 2010, the transition services agreement was extended to July 1, 2010. During the transition period, certain costs are paid by the Company on behalf of TeacherWeb, which are billed to and reimbursed by Edline. The Company receives no fee for the performance of these services. For the three months and six months ended June 30, 2010, the Company paid $0.4 million and $0.7 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.2 million was receivable from Edline as of June 30, 2010, and is recorded in other current assets on the condensed consolidated balance sheet.
     The building where EducationCity leases office space in Rutland, United Kingdom is owned by the pension funds of two officers and stockholders of the Company. The Company made no payments under this lease for the three and six months ended June 30, 2010 and no amounts were currently due as of June 30, 2010.
     In connection with the purchase of EducationCity, the Company incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders.

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
Overview
     Archipelago Learning is a leading subscription-based online education company. We provide standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, our core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of June 30, 2010, Study Island products were utilized by approximately 10.2 million students in 22,842 schools in all 50 states, Washington D.C. and Canada. During the 2009-2010 school year, students answered approximately 3.54 billion of our practice questions. We recently began offering online postsecondary programs through our Northstar Learning product line.
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we had developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to 22,842 schools as of June 30, 2010. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
     In June 2008, we acquired TeacherWeb, a website portal and teacher productivity tool that provides educators with simple, easy-to-use templates to create district, school or classroom websites. In August 2009, we made a minority investment in Edline, a private educational technology company offering products and services similar to TeacherWeb, and we sold TeacherWeb to Edline in November 2009.
     In June 2010, we acquired Educationcity Limited (“EducationCity”), a leading developer and publisher of EducationCity.com, an online K-12 educational content and assessment program for schools in the U.K. and U.S. Similar to Study Island, EducationCity maps to standards, combines rigorous content and interactive animations, fun games, and motivational rewards to drive academic success in a fun and engaging manner. Unlike Study Island, EducationCity core classroom and individualized instruction is geared toward the initial teaching phases of academic content. EducationCity helps students learn basic skills and concepts while Study Island helps assess, reinforce and master this knowledge. When used in conjunction with one another, EducationCity and Study Island provide a powerful comprehensive teaching and reinforcement solution to enhance student learning and teacher performance. As of June 30, 2010, EducationCity was being used by 8,539 schools in the United Kingdom and 4,519 schools in the United States.
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
     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. While many politicians, including President Obama, believe that the nation’s primary education law needs to be revised, it is now quite unlikely this will happen this year. In his 2010 State of the Union address, President Obama proposed an overhaul of the primary law outlining the federal role in public schools and the administration distributed a blueprint for the reauthorization in March, which provided broad concepts regarding changes to the current version of the law. While Congress has held hearings on reauthorization throughout the spring and summer months, we believe the law and the proposed changes have been controversial and other competing legislative priorities have placed reauthorization on the back-burner. We believe the general consensus is that Congress will now not finish the reauthorization legislation until after the mid-term elections, most likely in the first or second quarter of 2011.
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

     While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised ESEA. In addition, the school reform focus and policy priorities will be consistent with the American Reinvestment and Recovery Act, or ARRA, stimulus and Race to the Top criteria: higher and more rigorous common core standards and assessments across all states; closing the achievement gap between U.S. students and those of other developed countries; closing the achievement gap between students across the socioeconomic spectrum; improving the high school graduate rate along with college and career readiness; and rewarding teachers, schools and states that attain the best results. We believe that our Study Island, EducationCity and Northstar Learning core products are well positioned for this dynamic period of K-12 and postsecondary education reform driven by school budget pressures, the accelerating shift from print to online educational solutions and the demand for integrated curriculum and assessment to provide differentiated instruction to improve students’ academic performance, high school graduation rates and college and career success.
     In addition, most of our customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which may become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates.
     To help offset state budget shortfalls, the U.S. Department of Education released approximately $5.0 billion in additional AARA stimulus funds to 21 states during the first and second quarters of 2010, primarily in the form of school improvement grants to turn around persistently lowest achieving schools. Another approximate $0.9 billion in grants was released to states in July to save teachers jobs, help improve the lowest performing schools, enhance education through technology, and drive other innovative educational reforms. In addition, the U.S. Department of Education recently announced the top 49 scoring applicants that will be receiving $650 million of Investing in Innovation (I3) grants, to be funded after their 20 percent matching fund grants are secured by September 2010. Also, over the last several weeks, the Senate and House passed a $26 billion aid bill that provides $10 billion to states for education jobs. President Obama signed the bill on August 11, 2010. The $10 billion in education job funds will be distributed to states within 45 days, with states distributing such funds to districts via the Title I formula, and will be used within the 2010-2011 school year. Funds may only be used for expenses necessary to retain existing school employees or to hire new employees for early childhood or K-12 education services. Additionally, in order to receive this Federal funding, states are required to maintain their funding of education at 2009 levels for 2010 and at 2010 levels for 2011.
     The U.S. Department of Education is also in the process of implementing its highly publicized Race to the Top (RttT) competition whereby states can be awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. In Phase I, completed in March 2010, Tennessee and Delaware were the only winning states and were awarded approximately $500 million and $100 million, respectively. In Phase II, 35 states and the District of Columbia applied and 19 finalists were named in late July, with winners to be announced in early September. The 19 finalists are: Arizona, California, Colorado, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, and South Carolina. States receiving these RttT funds are expected to implement educational reforms over the next several years, in order to: achieve teacher mastery and delivery of common standards and assessments; use, learn and leverage high quality assessment information to drive increased student performance; ensure all students have access to effective teachers and principals; turn around persistently lowest-achieving schools; and improve the high school graduation rate and ensure each student is college and career ready.
     A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics, released in June 2010. As of August 2, 2010, 34 states and the District of Columbia had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. In addition, states are concerned that RttT funding is inadequate to implement the curriculum, assessments and teacher professional development that will be required, and a growing number of public policy groups are objecting to the new standards as a federal takeover of local education. Thus, regardless of how states have voted, actual implementation of the Common Core Standards is uncertain and expected to be a long process. Whether or not the Common Core Standards become national standards and whether or not we eventually have national assessments will play-out over the next few years as educators begin to create curriculum and assessments around the new standards and see how well they function in diverse schools and classrooms around the country.
     Also of note, during the week of July 26, 2010, the Senate education subcommittee released their preliminary fiscal year 2011 Federal education budget, which is scheduled to take effect October 1, 2010. The preliminary budget calls for Federal educational spending of $2.59 billion more than in fiscal year 2010. Both Study Island and EducationCity products are eligible for purchase from the majority of Federal funding sources.
     While the federal legislative efforts and budgetary challenges in schools could present challenges to our future sales, we believe that we are positioned to perform well in the current environment for various reasons: (1) we are well aligned with educational reform policies and initiatives, including the Common Core Standards, (2) we make innovation easy as schools shift from print-based solutions to online digital content, instruction, assessment and data reporting, (3) we have a proven model and track record for engaging and improving learning outcomes, (4) we are affordable compared to other educational product offerings and (5) we still have relatively low overall school penetration with room for growth.
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
     We published 88 new Study Island products during the six months ended June 30, 2010, with a focus on expanding our high school product line across all major subject areas in our largest states, including publishing new SAT, ACT and advanced placement test preparation products and filling in grade level and subject area holes in our elementary and middle school line-up for mid-size and small states. We also have been researching the new Common Core Standards and developing a beta product, which we plan to launch in August for customers in those states that officially adopt the new standards.
     In June 2010, the Company acquired EducationCity, which provides online K-6 instructional content and assessments for reading, math and science, and is used by 8,539 schools in the United Kingdom and 4,519 schools in the United States as of June 30, 2010.

Results of Operations
Comparison of the Three Months Ended June 30, 2010 and 2009
     The following table summarizes our consolidated operating results for the three months ended June 30 (dollars in thousands):

			Change
	2010	2009	Dollars	Percentage
Revenue	$13,597	$10,253	$3,344	32.6%
Cost of revenue	1,029	685	344	50.2%

Gross profit	12,568	9,568	3,000	31.4%
Operating expense:
Sales and marketing	4,146	3,316	830	25.0%
Content development	1,226	752	474	63.0%
General and administrative	6,591	2,301	4,290	186.4%

Total	11,963	6,369	5,594	87.8%

Income from continuing operations	605	3,199	(2,594)	(81.1%)
Other income (expense):
Interest expense	(879)	(637)	(242)	(38.0%)
Interest income	150	6	144	**
Foreign currency loss	(99)	—	(99)	**
Derivative gain (loss)	27	(81)	108	133.3%

Total	(801)	(712)	(89)	(12.5%)

Net (loss) income from continuing operations before tax	(196)	2,487	(2,683)	(107.9%)
(Benefit) provision for income tax	(51)	117	(168)	(143.6%)

Net (loss) income from continuing operations	$(145)	$2,370	$(2,515)	(106.1%)

**	Percentage not meaningful for analysis.
     Revenue.
     Revenue for the three months ended June 30, 2010 was $13.6 million, representing an increase of $3.3 million, or 32.6%, as compared to revenue of $10.3 million for the three months ended June 30, 2009. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The increase in revenue during the period is due to increased traction in states newly entered in the prior year, increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our planned increases in our sales force, as well as $0.5 million in revenues attributable to EducationCity.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended June 30 (dollars in thousands):

	2010	2009
Invoiced sales:
Study Island new customers	$3,850	$3,618
Study Island existing customers	10,521	7,933
Study Island other sales	233	286
EducationCity	1,104	—

Total	15,708	11,837
Change in deferred revenue	(2,111)	(1,584)

Revenue	$13,597	$10,253

Other metrics:
Schools using Study Island products	22,842	19,214
Study Island products available	1,337	1,186

     Our subscription purchases are generally evidenced by a purchase order or signed sales quote. We recognize an invoiced sale in the period in which the purchase order is received and the invoice is issued, which may be at a different time than the commencement of the subscription. Revenue for invoiced sales is deferred and recognized ratably over the subscription term beginning on the commencement date of the applicable subscription. We present invoiced sales data to provide a supplemental measure of our operating performance. We believe the various invoiced sales metrics enable investors to evaluate our sales performance in isolation and on a consistent basis without the affects of revenue deferral and revenue recognition from sales in prior periods. In addition, invoiced sales to new customers and existing customers and invoiced other sales provide investors with important information regarding the source of orders for our products and services and our sales performance in a particular period. Invoiced sales are not recognized under accounting principles generally accepted in the United States, or GAAP, and should not be used an as indicator of, or an alternative to, revenue and deferred revenue. Invoiced sales metrics have significant limitations as analytical tools because they do not take into account the requirement to provide the applicable product or service over the subscription period and they do not match the recognition of revenue with the associated cost of revenue. Reconciliation is provided in the table above between invoiced sales and revenue, the closest GAAP measure to invoiced sales.
     As of June 30, 2010, 22,842 schools used Study Island products. A school is considered to be using our products if it has an active subscription for any or all of the Study Island products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription. For the twelve months ended December 31, 2009, we had a renewal rate of 78.2% from our Study Island customers, which reflects the percentage of schools that subscribed for our products throughout those twelve months and then subscribed for our products again in the next period, within six months of their subscription end date. A Study Island product is any one subject for one grade level in a single state.
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
     Cost of Revenue.
     Cost of revenue for the three months ended June 30, 2010 increased by $0.3 million, or 50.2%, to $1.0 million from $0.7 million for the three months ended June 30, 2009. This increase in cost of revenue was primarily attributable to a $0.2 million increase in engineering salaries and related costs resulting from increased headcount focusing on enhancing resources and management, along with annual salary increases and bonus payments as well as $0.1 million of costs attributable to EducationCity.
     Cost of revenue consists of the costs to host and make available our products and services to our customers. A significant portion of the cost of revenue includes salaries and related expense for our engineering employees and contractors who maintain our servers and technical equipment and who work on our web-based hosted platform. Other costs include facility costs for our web platform servers and routers, network monitoring costs and amortization of our technical development intangible assets.
     Sales and Marketing Expense.
     Sales and marketing expense for the three months ended June 30, 2010 increased by $0.8 million, or 25.0%, to $4.1 million from $3.3 million for the three months ended June 30, 2009. This increase was primarily attributable to a $0.5 million increase in salaries and related costs resulting from increased headcount, annual salary increases and bonus payments as well as $0.4 million of costs attributable to EducationCity.
     Our sales and marketing expense consists primarily of salaries, commissions and related expense for personnel in our inside and field sales teams, our new customer implementation and retention team, marketing, customer service, training and account management. Commissions are earned when sales are invoiced to customers. Other costs include marketing costs, travel and amortization of our customer relationship intangible assets. Marketing expense consists of direct mail, email prospecting, “pay per click” advertising, search engine optimization, printed material, marketing research, and trade shows. Marketing expense generally increases as our sales efforts increase, both in new and existing markets. Our marketing efforts are related to the launch of new product offerings, the introduction of our products and services in new states and geographic regions, and opportunities within a selected market associated with specific events such as timing for the standardized testing in a particular state and upcoming trade shows.
     Content Development Expense.
     Content development expense for the three months ended June 30, 2010 increased by $0.5 million, or 63.0%, to $1.2 million from $0.8 million for the three months ended June 30, 2009. This increase was primarily attributable to a $0.2 million increase in salaries and related costs related to increased headcount for the development of our enhanced Study Island V3 and the launch of additional products in Canada, along with annual salary increases and bonus payments, a $0.1 million increase in outsourced content writing costs, primarily related to development of our new SAT and ACT products and to Northstar Learning, as well as $0.1 million of costs for the development of EducationCity products.
     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions, lessons, activities and games content for our Study Island, EducationCity and Northstar Learning products, outsourced content writing costs, and amortization of our program content intangible assets.

     General and Administrative Expense.
     General and administrative expense for the three months ended June 30, 2010 increased by $4.3 million, or 186.4%, to $6.6 million from $2.3 million for the three months ended June 30, 2009. This increase was primarily attributable to $3.3 million in transaction costs related to the acquisition of EducationCity, a $0.2 million increase in salaries and related costs, primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering, a $0.5 million increase in audit, accounting and legal fees related to the requirements of being a public company, as well as $0.2 million of costs attributable to EducationCity.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, human resources and other administrative employees, professional services, board related expenses, regulatory requirements, rent, insurance, travel and other corporate expense.
     Other Income (Expense).
     Other income (expense) totaled $0.8 million of net expense for the three months ended June 30, 2010, which was an increase of expense of $0.1 million, or 12.5%, compared to net expense of $0.7 million for the three months ended June 30, 2009. The increase was primarily due to increased interest expense of $0.2 million during the period due to our additional loan on our term loan and draw on our revolving credit facility, which was partially offset by $0.1 million of interest income from our note receivable from Edline.
     Our other income (expense) includes interest expense, interest income and derivative and foreign currency losses. Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan and $10.0 million supplemental revolving credit facility entered into in June 2010, and amortization of debt financing costs. We had $10.0 million outstanding under the revolving credit facility as of June 30 2010, which was drawn on June 9, in connection with the acquisition of EducationCity. No amounts were outstanding under the revolving credit facility during the six months ended June 30, 2009. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline. Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and will decrease in periodic amounts to a notional amount of $30.5 million at the December 31, 2010 termination date. At June 30, 2010, the notional amount of the interest rate swap was $30.5 million. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We have not designated our interest rate swap as a cash flow hedge. The foreign currency loss was primarily related to payments of intercompany transactions between EducationCity in the United States and the United Kingdom.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Prior to the reorganization transaction where shareholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the reorganization, we became taxed as a corporation. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 26.0% for the three months ended June 30, 2010. Tax expense for the three months ended June 30, 2009 represented unrecognized tax benefits related to a state tax filing position.

Comparison of the Six Months Ended June 30, 2010 and 2009
     The following table summarizes our consolidated operating results for the six months ended June 30 (dollars in thousands):

			Change
	2010	2009	Dollars	Percentage
Revenue	$26,146	$20,200	$5,946	29.4%
Cost of revenue	1,942	1,435	507	35.3%

Gross profit	24,204	18,765	5,439	29.0%
Operating expense:
Sales and marketing	7,968	6,258	1,710	27.3%
Content development	2,267	1,588	679	42.8%
General and administrative	9,380	4,334	5,046	116.4%

Total	19,615	12,180	7,435	61.0%

Income from continuing operations	4,589	6,585	(1,996)	(30.3%)
Other income (expense):
Interest expense	(1,649)	(1,349)	(300)	(22.2%)
Interest income	303	14	289	**
Foreign currency loss	(99)	—	(99)	**
Derivative loss	(46)	(169)	123	72.8%

Total	(1,491)	(1,504)	13	0.9%

Net income from continuing operations before tax	3,098	5,081	(1,983)	(39.0%)
Provision for income tax	1,176	232	944	406.9%

Net income from continuing operations	$1,922	$4,849	$(2,927)	(60.4%)

**	Percentage not meaningful for analysis.
     Revenue.
     Revenue for the six months ended June 30, 2010 was $26.1 million, representing an increase of $5.9 million, or 29.4%, as compared to revenue of $20.2 million for the six months ended June 30, 2009. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The increase in revenue during the period is due to increased traction in states newly entered in the prior year, increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our planned increases in our sales force, as well as $0.5 million in revenues attributable to EducationCity.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the six months ended June 30 (dollars in thousands):

	2010	2009
Invoiced sales:
Study Island new customers	$7,353	$6,550
Study Island existing customers	17,254	12,839
Study Island other sales	567	605
EducationCity	1,104	—

Total	26,278	19,994
Change in deferred revenue	(132)	206

Revenue	$26,146	$20,200

Other metrics:
Schools using Study Island products	22,842	19,214
Study Island products available	1,337	1,186

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
     Cost of Revenue.
     Cost of revenue for the six months ended June 30, 2010 increased by $0.5 million, or 35.3%, to $1.9 million from $1.4 million for the six months ended June 30, 2009. This increase in cost of revenue was primarily attributable to a $0.4 million increase in engineering salaries and related costs resulting from increased headcount focusing on enhancing resources and management, along with annual salary increases and bonus payments, as well as $0.1 million of costs attributable to EducationCity.
     Sales and Marketing Expense.
     Sales and marketing expense for the six months ended June 30, 2010 increased by $1.7 million, or 27.3%, to $8.0 million from $6.3 million for the six months ended June 30, 2009. This increase was primarily attributable to a $1.3 million increase in salaries and related costs resulting from increased headcount, annual salary increases and bonus payments, as well as $0.4 million of costs attributable to EducationCity.
     Content Development Expense.
     Content development expense for the six months ended June 30, 2010 increased by $0.7 million, or 42.8%, to $2.3 million from $1.6 million for the six months ended June 30, 2009. This increase was primarily attributable to a $0.4 million increase in salaries and related costs related to increased headcount for the development of our enhanced Study Island version 3 and the launch of additional products in Canada, along with annual salary increases and bonus payments, a $0.2 million increase in outsourced content writing costs, primarily related to development of our new SAT and ACT products and to Northstar Learning, as well as $0.1 million of costs for the development of our EducationCity products.
     General and Administrative Expense.
     General and administrative expense for the six months ended June 30, 2010 increased by $5.0 million, or 116.4%, to $9.4 million from $4.3 million for the six months ended June 30, 2009. This increase was primarily attributable to $3.3 million in transaction costs related to the acquisition of EducationCity, a $0.3 million increase in salaries and related costs, primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering, a $1.0 million increase in audit, accounting and legal fees related to the requirements of being a public company, as well as $0.2 million of costs attributable to EducationCity.
     Other Income (Expense).
     Other income (expense) totaled $1.5 million of net expense for the six months ended June 30, 2010, which was consistent with net expense of $1.5 million for the six months ended June 30, 2009. Interest expense increased $0.3 million during the period due to our additional loan on our term loan and draw on our revolving credit facility, which was offset by $0.3 million of interest income from our note receivable from Edline.

     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Prior to the reorganization transaction where shareholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the reorganization, we became taxed as a corporation. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 38.0% for the six months ended June 30, 2010. Tax expense for the six months ended June 30, 2009 represented unrecognized tax benefits related to a state tax filing position.
Liquidity and Capital Resources
     Our primary cash requirements include the payment of our operating expense, interest and principal payments on our debt, and capital expenditures. Prior to our reorganization and initial public offering, we used cash to make dividend payments and tax-related distributions to our equity holders. We do not anticipate paying any dividends on our capital stock for the foreseeable future. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our servers, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity. We finance our operations primarily through cash flow from operations, which is typically the highest in the third and fourth quarters when our sales are highest and invoices are paid. Our cash flow from operations is typically flat in the first and second quarters. Several factors outside of our control may impact our cash flow. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. We believe that although the current presidential administration has stated that education reform is a priority for 2010, it is unlikely to occur this year. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products. If new legislation lessens the importance of standards, assessments and accountability, or introduces national standards or assessments that would make it easier for competitors to enter our markets, demand for our products may materially decrease, and we may experience lower cash flows, which would affect our liquidity. In addition, if sufficient funding is not provided to education and state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our Study Island products, either of which would have a negative impact on our cash flow.
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. As of June 30, 2010, we had cash and cash equivalents of $23.3 million and $10.0 million of availability under our revolving credit facility. Our total indebtedness was $86.2 million at June 30, 2010, including our additional term loan of $15.0 million and draw on the revolving credit facility of $10.0 million in connection with the acquisition of EducationCity and amended credit agreement. We believe that our consistent cash flow and our $10.0 million availability combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Cash Flow
     Our net consolidated cash flows consist of the following, for the six months ended June 30 (in thousands):

	2010	2009
Provided by (used in):
Operating activities	$4,161	$4,832
Investing activities	(61,724)	(394)
Financing activities	22,351	(1,642)
  Cash Flow from Operating Activities
     Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2010, compared to $4.8 million during the six months ended June 30, 2009. This $0.7 million decrease was primarily due to payments for transaction costs related to the acquisition of EducationCity of $3.2 million, partially offset by cash generated from net income, excluding transaction costs.
  Cash Flow from Investing Activities
     Net cash used for investing activities for the six months ended June 30, 2010 included $61.3 million for the purchase of EducationCity and $0.4 million for the purchase of property and equipment. Net cash used for investing activities for the six months ended June 30, 2009 was $0.4 million for the purchase of property and equipment.
  Cash Flow from Financing Activities
     Net cash provided by financing activities in the six months ended June 30, 2010 included $15.0 million of additional term note, $10.0 million drawn on our revolver, less $0.8 million paid in additional financing costs, in order to finance the acquisition of EducationCity, $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.4 million in principal payments on our term loan. Net cash used for financing activities in the six months ended June 30, 2009 included $0.9 million of payments on our term loan and funding of $0.8 million to the members of the LLC related to member tax liabilities.
Credit Facility
     In November 2007, our subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to holders of Class A shares of Archipelago Learning Holdings, LLC and debt financing costs. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.75% as of June 30, 2010 and 3.25% as of June 30, 2009, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants.
     In May 2009, the credit agreement governing the term loan and the revolving credit facility (the “Credit Agreement”) was amended to permit the creation of AL Midco, LLC, or AL Midco, a new wholly owned subsidiary of Archipelago Learning Holdings, LLC, which assumed all of Archipelago Learning Holdings, LLC’s interests in the Borrower. AL Midco became a guarantor under the Credit Agreement and Archipelago Learning Holdings, LLC was released as a guarantor. In November 2009, the Credit Agreement was further amended to permit the sale of TeacherWeb. This amendment further modified certain terms of the Credit Agreement, including adding a LIBOR floor of 1.25% to the calculation of the interest rates and reducing the letter of credit sublimit available to the Borrower under the Credit Agreement from $2.0 million to $1.0 million. In addition, the Borrower repaid an aggregate amount of $6.5 million upon the consummation of the sale of TeacherWeb, which was completed in November 2009. As a result of the sale, TeacherWeb was released as a guarantor.
     In June 2010, the Credit Agreement was further amended to permit the acquisition of EducationCity and to add a $15 million supplemental term loan and an additional $10 million to the revolving credit facility. This amendment further modified certain terms of the Credit Agreement, including increasing the applicable margin on all loans by 0.50%, modifying the definition of permitted acquisitions, and increasing the letter of credit sublimit available to the Borrower under the Credit Agreement from $1.0 million to $2.0 million.

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
     The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to Consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation, amortization and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of Consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of Consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement). Based on the formulations set forth in the Credit Agreement, as of June 30, 2010, the Borrower was required to maintain a maximum leverage ratio of 3.50 to 1.00, a minimum interest coverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00. As of June 30, 2010, the Borrower’s leverage ratio was 2.15 to 1.00, its interest coverage ratio was 7.73 to 1.00 and its fixed charge coverage ratio was 3.83 to 1.00. The financial ratios the Borrower is required to maintain become more restrictive over time. Our next scheduled increase at December 31, 2010 will bring the maximum leverage ratio to 2.50 to 1.00, the minimum interest coverage ratio to 2.65 to 1.00 and the minimum fixed charge coverage ratio to 1.60 to 1.00.
     The Credit Agreement also contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement, and which was not triggered by our initial public offering. As of June 30, 2010 the Borrower was in compliance with all covenants.
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
     As of June 30, 2010, $76.2 million of borrowings were outstanding under the term loans and $10.0 million of borrowings were outstanding under the revolving credit facility. As of December 31, 2009, $61.6 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. For the three months ended June 30, 2010 and 2009, the weighted average interest rate under the term loans was 4.70% and 3.72%, respectively, and for the six months ended June 30, 2010 and 2009, the weighted average interest rate under the term loans was 4.63% and 3.76%, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap is the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
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
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended June 30, 2010.
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
     We are exposed to interest rate risk in connection with our term loan and any borrowings under our revolving credit facility. Amounts borrowed under our term loan and our revolving credit facility bear interest at rates based upon a base rate or LIBOR, plus an applicable margin. To manage our interest rate exposure, and as a requirement under our term loan, we entered into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $30.5 million remained in effect as of June 30, 2010. We swapped a floating rate payment based on three month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. Based on the short-term LIBOR rate and our debt balance as of June 30, 2010, a 1% increase in the short-term LIBOR rate, before giving effect to the interest rate swap, would increase our annual interest expense by approximately $0.1 million. Due to the LIBOR floor of 1.25%, a 1% decrease in the short-term LIBOR rate, before giving effect to the interest rate swap, would have no impact on our interest rate on the term loan or our interest expense.
     In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. We had cash and cash equivalents of $23.3 million and $58.2 million as of June 30, 2010 and December 31, 2009, respectively. Our cash and cash equivalents are maintained primarily in short term, treasury-backed accounts.

Foreign Currency Risk
     With the acquisition of EducationCity, we now transact business with our United Kingdom customers, employees and vendors in British Pounds. The change in the value of the United States dollar measured against British Pounds could positively or negatively affect our consolidated financial results, as expressed in United States dollars. For the three months ended June 30, 2010, 2.4% of our revenues were denominated in British Pounds. We expect the percentage of revenues denominated in foreign currencies will increase in future periods as such periods will reflect full period sales of our EducationCity products and as we expand our international operations.
     We do not hedge our foreign currency exposure using financial instruments. We maintain sufficient cash and cash equivalents in the United Kingdom to satisfy our anticipated payment needs in British Pounds. We cannot predict with any certainty our future exposure to such currency exchange rate fluctuations and the impact they may have on our consolidated financial position, results of operations, or cash flows. The current (spot), average, and low and high British Pounds currency exchange rates as compared to the United States dollar as of and for the six months ended June 30, 2010 were as follows:

	Spot	Average	Low	High
British Pounds	1.5071	1.5265	1.4235	1.6457
Effects of Inflation
     We do not believe that inflation has had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.
Item 1A. Risk Factors
     In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we believe the following risk factors should also be considered in evaluating our business and future prospects:
We may not realize the expected benefits of the EducationCity acquisition because of integration difficulties and other challenges.
     The success of the acquisition of EducationCity will depend, in part, on our ability to integrate EducationCity’s operations with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of EducationCity’s business include, among others:
•	failure to implement our business plan for the acquired business;

•	unanticipated issues in integrating sales, financial reporting and other systems;

•	unanticipated changes in applicable laws, regulations and education requirements;

•	failure to retain key employees;

•	failure to retain customers;

•	failure to maintain or increase sales volume;

•	operating, competitive and market risks inherent in our business;

•	the impact of the acquisition of EducationCity on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.
     We may not accomplish the integration of EducationCity’s business smoothly, successfully or within the anticipated cost range or timeframe. The diversion of our management’s attention from our pre-existing operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition of EducationCity and could adversely affect our business.
Fluctuations in exchange rates could have an adverse effect on our results of operations, even if our underlying business results improve or remain steady.
     Our reporting currency is the U.S. dollar, and we are exposed to foreign exchange rate risk because, following our acquisition of EducationCity, a portion of our net sales and costs are denominated in British Pounds, which we convert to U.S. dollars for financial reporting purposes. We do not engage in any hedging activities with respect to currency fluctuations. Changes in exchange rates on the translation of the earnings in foreign currencies into U.S. dollars are directly reflected in our financial results. As such, to the extent the value of the U.S. dollar increases or decreases against British Pounds, it may negatively impact our reported net income, even if our results of operations denominated in local currency have improved or remained steady. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future, which could materially and adversely affect our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 9, 2010, in connection with our acquisition of EducationCity, we issued 1,242,408 shares of our common stock to Matthew Drakard, Simon Booley and Tom Morgan, the sellers of EducationCity, in a private placement pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a portion of the consideration of the acquisition. The aggregate value of such shares of common stock was approximately $17.4 million. No underwriters were involved with the issuance of such common stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 16th day of August, 2010.

ARCHIPELAGO LEARNING, INC.
By:	/s/ Tim McEwen
Tim McEwen
President and Chief Executive Officer

By:	/s/ James Walburg
James Walburg
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

4.1
Registration Rights Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Matt Drakard, Simon Booley and Tom Morgan. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.1
Second Amendment to Employment Agreement, dated as of February 18, 2010, between Archipelago Learning, LLC and Ray Lowrey. (Filed as Exhibit 10.45 to Annual Report on Form 10-K (File No. 001-34555) filed on March 5, 2010)

10.2		Archipelago Learning, Inc. Amended and Restated 2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 9, 2010)

10.3
Share Purchase Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Archipelago Learning Holdings UK Limited, Matt Drakard, Simon Booley and Tom Morgan. (Filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.4
Amendment No. 7 to Credit Agreement, dated as of June 9, 2010, by and among Archipelago Learning, LLC, the other credit parties party thereto, the lenders party thereto and General Electric Capital Corporation, as agent. (Filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.5		Service Agreement, dated as of June 9, 2010, by and between Matthew Drakard and Educationcity Limited. (Filed as Exhibit 10.3 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.6		Service Agreement, dated as of June 9, 2010, by and between Simon Booley and Educationcity Limited. (Filed as Exhibit 10.4 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

11.1	*	Statement re computation of per share earnings (incorporated by reference to Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.