Form 10-Q
period 2010-09-30
Archipelago Learning, Inc.
filed 2010-11-12
CIK 1470699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-34555

Archipelago Learning, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-0767387 (I.R.S. Employer Identification No.)

3232 McKinney Avenue, Suite 400, Dallas, Texas (Address of Principal Executive Offices)	75204 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
     As of November 5, 2010, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,349,790.

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
     “Archipelago Learning,” “Study Island,” “Northstar Learning,” “EducationCity,” “Reading Eggs” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-Q without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)
(in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$24,305	$58,248
Accounts receivable, net	13,700	7,535
Deferred tax assets	2,026	2,528
Prepaid expenses and other current assets	3,282	1,809

Total	43,313	70,120
Property and equipment, net	3,490	2,620
Goodwill	165,955	94,373
Intangible assets, net	38,615	12,327
Investment	6,446	6,446
Notes receivable	4,931	4,931
Other long-term assets	1,717	1,718

Total assets	$264,467	$192,535

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$467	$1,254
Accrued employee-related expenses	1,449	2,033
Other accrued expenses	1,276	927
Taxes payable	660	625
Deferred tax liabilities	857	—
Deferred revenue	44,968	31,181
Current portion of note payable to related party	2,461	—
Current portion of long-term debt	850	700
Interest rate swap	288	1,149
Other current liabilities	542	—

Total	53,818	37,869
Long-term deferred tax liabilities	13,220	5,093
Long-term deferred revenue	13,374	5,262
Long-term note payable to related party, net of current and discount	2,316	—
Long-term debt, net of current	75,126	60,876
Other long-term liabilities	725	425

Total liabilities	158,579	109,525
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,349,790 and 25,110,255 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	26	25
Additional paid-in capital	94,833	76,072
Accumulated other comprehensive income	2,042	—
Retained earnings	8,987	6,913

Total stockholders’ equity	105,888	83,010

Total liabilities and stockholders’ equity	$264,467	$192,535

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$15,449	$10,601	$41,595	$30,801
Cost of revenue	1,534	751	3,476	2,186

Gross profit	13,915	9,850	38,119	28,615
Operating Expense:
Sales and marketing	5,711	3,424	13,679	9,682
Content development	1,195	998	3,462	2,586
General and administrative	5,529	2,556	14,909	6,890

Total	12,435	6,978	32,050	19,158

Income from continuing operations	1,480	2,872	6,069	9,457
Other income (expense):
Interest expense	(1,260)	(722)	(2,909)	(2,071)
Interest income	136	30	439	44
Foreign currency loss	(121)	—	(220)	—
Derivative loss	(32)	(267)	(78)	(436)

Total	(1,277)	(959)	(2,768)	(2,463)

Net income from continuing operations before tax	203	1,913	3,301	6,994
Provision for income tax	51	217	1,227	449

Net income from continuing operations	152	1,696	2,074	6,545

Income from discontinued operation before tax	—	147	—	230
Benefit from income tax on discontinued operation	—	(2)	—	(101)

Net income from discontinued operation	—	149	—	331

Net income	$152	$1,845	$2,074	$6,876

Earnings per share:
Basic:
Continuing operations	$0.01	$0.08	$0.08	$0.33
Discontinued operation	—	0.01	—	.01

Total	$0.01	$0.09	$0.08	$0.34

Diluted:
Continuing operations	$0.01	$0.08	$0.08	$0.33
Discontinued operation	—	0.01	—	.01

Total	$0.01	$0.09	$0.08	$0.34

Weighted-average shares outstanding:
Basic	25,133,092	19,965,866	24,395,043	19,965,866
Diluted	25,491,238	19,965,866	24,770,214	19,965,866
See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE
INCOME— (UNAUDITED)
(in thousands)

	Preferred		Common			Accumulated
	Stock		Stock		Additional	Other
		Par		Par	Paid-in	Comprehensive	Retained	Total
	Shares	Value	Shares	Value	Capital	Income	Earnings	Equity
Balance at December 31, 2009	—	$—	25,110	$25	$76,072	$—	$6,913	$83,010
Stock-based compensation expense	—	—	—	—	1,366	—	—	1,366
Grants of stock and restricted stock	—	—	12	—	—	—	—	—
Forfeiture of restricted stock	—	—	(14)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	—	—	3	—	—	3
Issuance of shares in acquisition	—	—	1,242	1	17,392	—	—	17,393
Comprehensive income:
Net income	—	—	—	—	—	—	2,074	2,074
Currency translation adjustment	—	—	—	—	—	2,042	—	2,042

Total								4,116

Balance at September 30, 2010	—	$—	26,350	$26	$94,833	$2,042	$8,987	$105,888

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$2,074	$6,876
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	249	154
Depreciation and amortization	2,964	1,995
Stock-based compensation	1,366	298
Provision for uncollectable accounts receivable	—	63
Unrealized gain on interest rate swap	(861)	(535)
Deferred income taxes	765	(1)
Deferred rent	770	—
Loss on disposal of assets	166	—
Deduction of net income from discontinued operation	—	(331)
Operating cash used by discontinued operation	—	(64)
Changes in operating assets and liabilities, net of acquisition, disposition and discontinued operation:
Accounts receivable	(1,870)	(4,076)
Prepaid expenses and other	(1,095)	(486)
Accounts payable	(82)	(55)
Accrued expenses	(749)	563
Deferred revenue	11,496	8,727
Other liabilities	180	230

Net cash provided by operating activities	15,373	13,358
Cash flows from investing activities
Purchase of EducationCity	(61,472)	—
Proceeds from escrow for sale of TeacherWeb	650	—
Investment in Edline	—	(2,734)
Funding of note receivable from Edline	—	(2,144)
Purchase of property and equipment	(959)	(1,049)

Net cash used in investing activities	(61,781)	(5,927)
Cash flows from financing activities
Proceeds from supplemental term note	15,000	—
Proceeds from revolver	10,000	—
Payment of debt financing costs	(804)	—
Tax distributions to members	—	(1,250)
Purchase of common stock from ESPP	3	—
Payment of offering costs	(1,460)	(1,165)
Payment of revolver	(10,000)	—
Payments on term note	(600)	(1,049)

Net cash provided by (used in) financing activities	12,139	(3,464)
Effect of foreign exchange on cash and cash equivalents	326	—

Net change in cash and cash equivalents	(33,943)	3,967
Beginning of period	58,248	13,144

End of period	$24,305	$17,111

Supplemental information
Cash paid for interest	$2,611	$2,004

Cash paid for income taxes	$1,270	$95

Non-cash investing and financing activities
Accrued purchases of property and equipment	$574	$161

Issuance of common stock for purchase of EducationCity	$17,393	$—

Issuance of note payable for purchase of EducationCity	$4,687	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Archipelago Learning, Inc. (the “Company”) is a leading subscription-based online education company. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of September 30, 2010, Study Island products were utilized by approximately 10.7 million students in 23,355 schools in all 50 states, Washington, D.C., and Canada who answered approximately 2.7 billion practice questions during the nine months ended September 30, 2010. In the second quarter of 2009, the Company began offering online postsecondary programs through its Northstar Learning product line.
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
     On June 9, 2010, the Company acquired Educationcity Limited (“EducationCity”), which provides online K-6 instructional content and assessments for reading, math and science. EducationCity products are used by 8,583 schools in the United Kingdom and 5,168 schools in the United States as of September 30, 2010.
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

     Derivatives and Hedging Activities — The Company’s overall risk management strategy includes utilizing an interest rate swap agreement. The Company managed its exposure to rate variability on the floating interest rate paid on its credit facility by entering into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $30.5 million and $35.5 million remained in effect as of September 30, 2010 and December 31, 2009, respectively. Beginning in 2009, the notional amount of the interest rate swap began decreasing in periodic amounts, and will terminate in December 2010. The Company swapped a floating rate payment based on the three month London InterBank Offered Rate (LIBOR) for a fixed rate of 4.035% in order to minimize the variability in expected future cash flows due to interest rate movements on its LIBOR-based variable rate debt.
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
     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2010
Assets — cash equivalents	$20,507	—	—	$20,507
Liabilities — interest rate swap	—	$288	—	$288
As of December 31, 2009
Assets — cash equivalents	$55,792	—	—	$55,792
Liabilities — interest rate swap	—	$1,149	—	$1,149
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

     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment	$6,446	n/a	$6,446	n/a
Notes receivable	$4,931	$5,134	$4,931	$4,931
Note payable to related party	$4,777	$4,777	$—	$—
Term loan	$75,976	$75,976	$61,576	$61,229
     The investment included in the table above is in a company that is not publicly traded and the fair value is not readily determinable.
4. DISCONTINUED OPERATION
     On November 2, 2009, the Company completed the sale of the operations of TeacherWeb to Edline Holdings, Inc. (“Edline”) for an aggregate purchase price of $13.0 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), Series A shares of Edline valued at $3.7 million and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. In addition, the Company made an approximately $1.6 million distribution to its members in the fourth quarter of 2009 to enable them to meet certain tax obligations associated with the TeacherWeb sale. As a result of the sale and the Company’s previous investment in Edline, the Company holds 11.2% of Edline’s outstanding Series A shares and $4.9 million of Edline’s senior debt. Edline is controlled by one of the Company’s stockholders who, prior to the initial public offering was the controlling shareholder of the Company. As such, the sale was treated as a transaction between entities under common control and the excess of the sale consideration received and the book value of net assets sold was recognized in additional paid-in capital. The operations of TeacherWeb during the period that the Company owned it are treated as a discontinued operation on the condensed consolidated statements of income and cash flows.
     Revenue from TeacherWeb of $0.7 million and $1.9 million for the three months and nine months ended September 30, 2009 was reported in discontinued operations in the condensed consolidated statement of income.
5. ACQUISITION OF EDUCATIONCITY
     On June 9, 2010, the Company acquired EducationCity pursuant to a Share Purchase Agreement with Matthew Drakard, Simon Booley and Tom Morgan. The Company purchased 100% of the equity of EducationCity for a purchase price of: (i) $65.1 million in cash; (ii) 1,242,408 shares of common stock of the Company; and (iii) $5.0 million in additional deferred cash consideration, of which $2.5 million will be paid by the Company on each of December 31, 2010 and December 31, 2011. The Company also paid the sellers $0.2 million for a post-closing working capital adjustment. The acquisition was financed with cash on hand and the proceeds of a new $15.0 million supplemental term loan and $10.0 million in revolving loan commitments.
     As part of the acquisition, the Company incurred $0.1 million and $3.4 million in transaction costs, including legal and professional fees, which are recorded in general and administrative expense on the condensed consolidated statements of income for the three and nine months ended September 30, 2010.
     Revenues of $2.1 million and $2.6 million and net losses of $0.7 million and $0.9 million arising from EducationCity are included in the condensed consolidated statements of income for the three and nine months ended September 30, 2010.
     The following unaudited pro forma information summarizes the Company’s results of operations, as if the acquisition of EducationCity had occurred as of the beginning of each period presented. The pro forma information adjusts for the effects of amortization of acquired intangibles. For 2009, the pro forma basic and diluted earnings per share includes an additional 1,242,408 shares reflecting the effect of the acquisition. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisition had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue	$15,449	$12,855	$45,874	$36,934
Net income from continuing operations	$152	$571	$3,257	$3,969
Net income	$152	$720	$3,257	$4,300
Basic earnings per share
Continuing operations	$0.01	$0.03	$0.13	$0.19
Total	$0.01	$0.03	$0.13	$0.20
Diluted earnings per share
Continuing operations	$0.01	$0.03	$0.13	$0.19
Total	$0.01	$0.03	$0.13	$0.20
     During the quarter ended September 30, 2010, the Company finalized its purchase accounting for the acquisition of EducationCity. The final valuation of the fair value of the assets and liabilities acquired resulted in an increase in intangible assets of $0.6 million and a decrease in deferred revenue of $0.7 million. The following table presents the composition of the purchase price and the final amounts recorded in the Company’s balance sheet as of June 9, 2010 for assets and liabilities acquired (in thousands):

Purchase price:
Cash paid to sellers, net of cash received	$61,472
Note payable	4,687
Issuance of common stock	17,393

Total	$83,552

Assets (liabilities) acquired:
Accounts receivable	$4,026
Deferred tax assets	1,890
Other assets	955
Intangible assets	26,860
Accounts payable and accrued expenses	(676)
Deferred tax liabilities	(10,149)
Deferred revenue	(9,900)

Total	$13,006

Remaining value, recorded to goodwill	$70,546

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
     Amortization expense was recorded to the following captions in the condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$78	$21	$120	$63
Sales and marketing	725	341	1,526	1022
Content development	99	42	226	125
General and administrative	47	—	59	—
Income from discontinued operation	—	106	—	319

Total	$949	$510	$1,931	$1,529

     The changes in the carrying amount of goodwill during the nine months ended September 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$94,373
Acquisition of EducationCity	70,546
Adjustment due to foreign currency	1,036

Balance as of September 30, 2010	$165,955

     The components of the balances of intangible assets are as follows (dollars in thousands):

			As of September 30, 2010			As of December 31, 2009
	Amortization	Gross		Foreign		Gross
	Period	Carrying	Accumulated	Currency		Carrying	Accumulated
	(Years)	Amount	Amortization	Translation	Net	Amount	Amortization	Net
Finite-lived intangible assets:
Study Island customer relationships	10	$13,620	$(5,071)	$—	$8,549	$13,620	$(4,050)	$9,570
EducationCity customer relationships	9-11	15,750	(516)	779	16,013	—	—	—
Study Island technical development/program content	10	2,500	(931)	—	1,569	2,500	(743)	1,757
EducationCity technical development/program content	15	7,060	(153)	401	7,308	—	—	—
EducationCity noncompete agreements	5	1,040	(67)	53	1,026	—	—	—

Indefinite-lived intangible assets:
Study Island trade name	n/a	1,000	—	—	1,000	1,000	—	1,000
EducationCity trade name	n/a	3,010	—	140	3,150	—	—	—

Total intangible assets		$43,980	$(6,738)	$1,373	$38,615	$17,120	$(4,793)	$12,327

     The estimated amortization expense for each of the years ended December 31 and thereafter as of September 30, 2010, is as follows (in thousands):

Remainder of 2010	$995
2011	3,979
2012	3,979
2013	3,979
2014	3,979
Thereafter	17,554

$34,465

7. AMENDED CREDIT FACILITY
     In June 2010, the credit agreement governing the term loan and the revolving credit facility (the “Credit Agreement”) with our subsidiary, Archipelago Learning, LLC (the “Borrower”), was amended to permit the acquisition of EducationCity and to add a $15.0 million supplemental term loan and an additional $10.0 million to the revolving credit facility, both of which were drawn in order to finance the acquisition. The Borrower subsequently repaid the $10.0 million revolving credit facility during the three months ended September 30, 2010. This amendment further modified certain terms of the Credit Agreement, including increasing the applicable margin on all loans by 0.50%, modifying the definition of permitted acquisitions, and increasing the letter of credit sublimit available to the Borrower under the Credit Agreement from $1.0 million to $2.0 million.
     The Borrower had no amounts outstanding and $20.0 million of availability under the revolving credit facility as of September 30, 2010.
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
     Upon the acquisition of EducationCity, the Company recognized deferred tax asset and liability balances related to the adjustments in basis for assets acquired and liabilities assumed and became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. After reflecting the impact of these items, the Company’s effective tax rate was 25.1% and 37.2% for the three months and nine months ended September 30, 2010, respectively.
9. COMMITMENTS AND CONTINGENCIES
     The Company has a distribution agreement with a supplier which includes a minimum royalty payment requirement to keep the contract in effect. The aggregate minimum requirement over the next ten years under the contract totals $12.4 million. The Company is obligated, as lessee, under noncancelable operating leases for office space in Dallas, Texas, Naperville, Illinois, and Rutland, United Kingdom expiring through 2020. The Company moved its corporate office during September 2010. As of September 30, 2010, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

Remainder of 2010	$372
2011	1,469
2012	1,098
2013	1,105
2014	951
Thereafter	5,385

$10,380

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
     The components of earnings per share are as follows for the three months ended September 30 (in thousands):

	2010		2009
	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$152	26,355	$1,696	19,966
Less: Income attributable to restricted shares	(7)	(1,222)	—	—

Net income available to common stockholders	$145	25,133	$1,696	19,966

Basic earnings per share	$0.01		$0.08

Dilutive effect of restricted common stock		358

Diluted earnings per share	$0.01	25,491	$0.08

Discontinued operation:
Net income	$—		$149	19,966
Less: Income attributable to restricted shares	—		—	—

Net income available to common stockholders	—		$149	19,966

Basic and diluted earnings per share	$—		$0.01

Total:
Net income	$152	26,355	$1,845	19,966
Less: Income attributable to restricted shares	(7)	(1,222)	—	—

Net income available to common stockholders	$145	25,133	$1,845	19,966

Basic earnings per share	$0.01		$0.09

Dilutive effect of restricted common stock		358

Diluted earnings per share	$0.01	25,491	$0.09

     The components of earnings per share are as follows for the nine months ended September 30 (in thousands):

	2010		2009
	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$2,074	25,628	$6,545	19,966
Less: Income attributable to restricted shares	(100)	(1,233)	—	—

Net income available to common stockholders	$1,974	24,395	$6,545	19,966

Basic earnings per share	$0.08		$0.33

Dilutive effect of restricted common stock		375

Diluted earnings per share	$0.08	24,770	$0.33

Discontinued operation:
Net income	$—		$331	19,966
Less: Income attributable to restricted shares	—		—	—

Net income available to common stockholders	—		$331	19,966

Basic and diluted earnings per share	$—		$0.01

Total:
Net income	$2,074	25,628	$6,876	19,966
Less: Income attributable to restricted shares	(100)	(1,233)	—	—

Net income available to common stockholders	$1,974	24,395	$6,876	19,966

Basic earnings per share	$0.08		$0.34

Dilutive effect of restricted common stock		375

Diluted earnings per share	$0.08	24,770	$0.34

     For the three months and nine months ended September 30, 2010, options to purchase 694,565 and 652,445 weighted-average shares of common stock, respectively, were excluded from the diluted earnings per share calculation, as their effect was antidilutive. No options or shares of participating restricted stock were outstanding during the nine months ended September 30, 2009.
11. STOCK-BASED COMPENSATION
     There are 1,216,698 shares of the Company’s restricted common stock and stock options for purchase of 683,028 shares of the Company’s common stock outstanding as of September 30, 2010. The stock options outstanding as of September 30, 2010 have a weighted-average exercise price of $16.34, have a weighted-average remaining contractual term of 9.2 years and are all “out of the money” at September 30, 2010, thus have no aggregate intrinsic value. None of the outstanding options were exercisable at September 30, 2010.
     As of September 30, 2010, there was approximately $5.1 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 3.0 years.
12. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION
     Pursuant to the acquisition of EducationCity on June 9, 2010, the Company operates as three operating segments, Study Island, Educationcity Limited (a United Kingdom private company) and Educationcity Inc. (an Illinois company). The Company aggregated the three operating segments to one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability.
     The three operating segments offer subscription-based online products that provide instruction, practice, assessment and productivity tools for teachers and students. The content and engineering teams operate in a similar manner to enhance and maintain the products. The primary customer bases for all three operating segments are schools. The markets for the U.S. and U.K. are both English-speaking, which is important from a product marketing and development perspective. The operating segments have similar rates of profitability.

     Geographical areas are North America (which includes operations of the United States and Canada) and United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
North America	$14,184	$10,601	$40,000	$30,801
United Kingdom	1,265	—	1,595	—

Total revenue	$15,449	$10,601	$41,595	$30,801
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30,	December 31,
	2010	2009
North America	$36,627	$27,042
United Kingdom	14,422	—

	$51,049	$27,042

13. RELATED-PARTY TRANSACTIONS
     The Company is a party to an agreement with a stockholder to provide advisory services in connection with the identification, evaluation and acquisition of one or more businesses. The stockholder receives a transaction fee upon the successful consummation of any transaction that they identify. The amount of this transaction fee is dependent upon the size of the acquisition. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. During the nine months ended September 30, 2010, the Company incurred and paid an aggregate of $1.5 million under this agreement related to the acquisition of EducationCity. During the three months ended September 30, 2010, and the three and nine months ended September 30, 2009, the Company did not incur or make any payments under this agreement.
     The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $0.4 million for the three months ended September 30, 2010, and $0.7 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.
     Providence Equity Partners paid for certain costs related to travel and other expenses of members of the Company’s Board of Directors and other staff assisting those Directors in certain oversight functions and invoiced the Company for reimbursement. During the nine months ended September 30, 2010, $0.1 million of these costs were paid by the Company. No payments were made during the three months ended September 30, 2010.
     During the nine months ended September 30, 2010, the Company made certain tax payments of $0.2 million to states on behalf of shareholders of the LLC for periods prior to the Reorganization. These amounts were invoiced to these stockholders for reimbursement.
     As part of the sale of TeacherWeb, the Company signed a transition services agreement with Edline whereby the Company performs certain accounting and administrative functions related to TeacherWeb for a period not to exceed six months from the sale. In May 2010, the transition services agreement was extended to July 1, 2010. The transition services agreement was subsequently amended in August and September 2010, extending its term through October 31, 2010. During the transition period, certain costs are paid by the Company on behalf of TeacherWeb, which are billed to and reimbursed by Edline. The Company receives no fee for the performance of these services.

For the three months and nine months ended September 30, 2010, the Company paid $0.1 million and $0.9 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.1 million was receivable from Edline as of September 30, 2010, and is recorded in other current assets on the condensed consolidated balance sheet.
     The building where EducationCity leases office space in Rutland, United Kingdom is owned by the pension funds of two officers and stockholders of the Company. The Company made payments under this lease for $0.1 million for the three and nine months ended September 30, 2010.
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
Overview
     Archipelago Learning is a leading subscription-based online education company. We provide standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. Study Island, our core product line, helps students in Kindergarten through 12th grade, or K-12, master grade level academic standards in a fun and engaging manner. As of September 30, 2010, Study Island products were utilized by approximately 10.7 million students in 23,355 schools in all 50 states, Washington D.C. and Canada. During the 2009-2010 school year, students answered approximately 3.8 billion of our practice questions. We recently began offering online postsecondary programs through our Northstar Learning product line. In August 2010, we began selling “Reading Eggs”, an online product focusing on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing Pty Limited (“Blake”), which requires us to pay a 35% royalty to Blake for every sale.
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we had developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to 23,355 schools as of September 30, 2010. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
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
     In June 2010, we acquired Educationcity Limited (“EducationCity”), a leading developer and publisher of EducationCity.com, an online K-12 educational content and assessment program for schools in the U.K. and U.S. Similar to Study Island, EducationCity maps to standards, combines rigorous content and interactive animations, fun games, and motivational rewards to drive academic success in a fun and engaging manner. Unlike Study Island, EducationCity core classroom and individualized instruction is geared toward the initial teaching phases of academic content. EducationCity helps students learn basic skills and concepts while Study Island helps assess, reinforce and master this knowledge. When used in conjunction with one another, EducationCity and Study Island provide a powerful comprehensive teaching and reinforcement solution to enhance student learning and teacher performance. As of September 30, 2010, EducationCity was being used by 8,583 schools in the United Kingdom and 5,168 schools in the United States.
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

     In the US, the increased focus on higher academic standards and assessments as a means to measure educator accountability is largely reflected in legislative efforts such as No Child Left Behind, the common name under the Bush administration for the 2001 reauthorization of the Elementary and Secondary Education Act, or ESEA. ESEA required all states to have academic standards in place for K-12 students in reading, math and science, and to assess student achievement annually with end of school year assessments. Moreover, districts and schools were required to set Adequate Yearly Progress, or AYP, milestones each year leading to all students performing on grade level by 2014. Those districts not meeting AYP milestones for two or more years faced significant consequences.
     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. While many politicians, including President Obama, believe that the nation’s primary education law needs to be revised now, the results of the November mid-term elections now make it quite certain that this will not happen until next year at the earliest, and perhaps beyond. In his 2010 State of the Union address, President Obama proposed an overhaul of the primary law outlining an increased federal role in public schools and the administration distributed a blueprint for the reauthorization in March, which provided broad concepts regarding changes to the current version of the law. While Congress has held hearings on reauthorization throughout the spring and summer months, we believe the law and the proposed changes have been controversial and other competing legislative priorities have placed reauthorization on the back-burner. The presumptive new Chairman of the House Education Sub-Committee, John Kline (Republican-Minnesota), favors less federal involvement in education and is not supportive of several of the key tenants of the Obama Blueprint, including the Race to the Top competition, national standards and assessments. There are also a few issues on which Representative Kline sees eye-to-eye with the administration, such as the need to encourage the proliferation of high-quality charter schools. In addition, the presumptive new House Majority Leader, John Boehner (Republican — Ohio), has also opposed a national curriculum and standardized test system. Moreover, the GOP’s recent Pledge to America does not include the word “education.” So, at this time there is great uncertainty about the timing and direction of ESEA reauthorization and we do not expect clarity until the new Congress resumes ESEA reauthorization hearings.
     In its 2011 fiscal year budget proposal and blueprint for change, the Obama administration recommended several key changes to ESEA, all of which are controversial, and may not survive now that the Republicans have a majority in the House of Representatives:
(1)	“Growth” model to replace “absolute” model: The accountability system established in No Child Left Behind would be replaced with a new system built around the goal of helping all students graduate high school college- and career-ready. President Obama has suggested replacing the Adequate Yearly Progress, or “AYP” benchmarks with new “common core standards” based on college and career readiness, which are in the process of being finalized. President Obama’s proposal eliminates the No Child Left Behind mandate that all students be proficient in reading and math by 2014, the “absolute” model, with one that measures whether or not each student progresses at least one academic year from their proficiency level at the beginning of the year. The Obama administration argues that a teacher that helps a sixth grade student, for example, progress from a second grade proficiency level to a fourth grade proficiency level in one year should be rewarded for helping a student grow two academic years in proficiency, the “growth” model, as opposed to being penalized for the student not reaching sixth grade proficiency. The Obama administration and its supporters suggest that the “absolute” threshold model was unfair and that the initial No Child Left Behind goal of universal “absolute” student proficiency by 2014 was an impossible target. Opponents, including some GOP Congressmen and former Secretary of Education, Margaret Spellings, contend that backing away from this “absolute” mandate is a mistake in a field where nothing short of high-stakes testing grabs the attention of students, parents, teachers, and school administrators.

(2)	Competition — reward excellence: The proposal seeks to shift the method of distributing federal education dollars from formula alone to a system that also rewards excellence based on competition and performance. The new accountability system would divide schools into more categories, offering recognition and additional funds for those states, districts and schools that are succeeding and providing large new amounts of money to help either improve or close chronically failing schools. GOP opponents argue that this shift to competition and performance formulas is too rigid and will penalize students for adult mistakes.

(3)	Longitudinal data systems: The blueprint calls for comprehensive state and district data systems, including disaggregated data. It also proposes the collection of information related to teaching and learning conditions, school climate, student, teacher and school leader attendance, disciplinary incidents and student, parent or school staff surveys.

(4)	Teacher and school leader effectiveness: In the area of teacher and school leader effectiveness, states would be required to develop definitions for “effectiveness.” The plan also calls for state data systems that link information on teacher and principal preparation programs to job placement, student growth and retention outcomes of their graduates. District-level evaluation systems would need to differentiate teacher and principal effectiveness, using at least three performance measures, one of which would be performance on high-stakes assessments.
     While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised ESEA. In addition, we believe the focus of school reform will shift from the increased Federal involvement and funding of the past two years — via the American Reinvestment and Recovery Act (ARRA stimulus) and Race to the Top — to greater state and local control of education and less funding from the Federal government. Republican leadership will be under great pressure from new and old members of the 112th Congress to cut federal spending, and education spending will almost certainly fall under that mandate. That said, we believe that Federal education spending will hold flat at 2008 budget levels with ESEA reauthorization focused on those areas that have bipartisan support: higher and more rigorous standards and assessments across all states, but not national standards and assessments; closing the achievement gap between U.S. students and those of other developed countries; closing the achievement gap between students across the socioeconomic spectrum; driving innovation via technology and charter schools; and, improving the high school graduate rate along with college and career readiness. We also believe that Title I and IDEA funding, the largest grants of the Federal budget, have bipartisan support and will continue to be sources of funds for schools and districts to purchase our products. We further believe that our Study Island, EducationCity and Northstar Learning core products are well positioned for this dynamic period of K-12 and postsecondary education reform driven by school budget pressures, the accelerating shift from print to online educational solutions and the demand for integrated curriculum and assessment to provide differentiated instruction to improve students’ academic performance, high school graduation rates and college and career success.
     In addition, most of our U. S. customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. Revenues are still well below pre-recession levels and are expected to remain so for the foreseeable future.
     State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. In addition, with the recent decline in real estate values in almost every state and the resulting reassessments, property tax revenue is expected to decline over the next few years. According to the Nelson A. Rockefeller Institute of Government, the second quarter of 2010 represented the second period in a row that states reported overall gains in tax collections following five straight quarters of decline. Yet when the full 2009-10 fiscal year is considered, overall tax collections for the states declined from the previous year and remain below pre-recession levels. For the year ending in June 2010 — the period corresponding to most states’ fiscal years — tax collections declined by $19 billion or 2.7 percent from the preceding year, and were down $84 billion or 10.8 percent compared to fiscal year 2008. With revenue growth still below historical averages, many states will likely be forced to make more budget cuts and to consider further increases in taxes and charges.
     Continued declining tax revenues and unfavorable economic conditions may result in education budget cuts and lead to lower overall spending, including lower technology spending, by our current and potential clients, which may materially adversely affect our revenue. According to the Center on Budget and Policy Priorities, at least 34 states have made cuts or have proposed cuts to K-12 and early education funding since the recession began in 2008. Declines in tax receipts and gaps in states’ budgets, estimated to be a total of $260 billion over the next two fiscal years, could result in decreased education spending as well as cuts in recently enacted federal education spending programs, reduced school budgets and reduced availability of discretionary funds, all of which could materially adversely affect our revenue and results of operations. However, we believe that our high impact and low cost programs are well positioned to weather these macroeconomic conditions as schools and districts look for efficient, effective and proven online programs to offset cuts in teacher staffing and other areas.
     To help offset state budget shortfalls, the U.S. Department of Education released approximately $5.0 billion in additional AARA stimulus funds to 21 states during the first and second quarters of 2010, primarily in the form of school improvement grants to turn around persistently lowest achieving schools. Another approximate $0.9 billion in grants was released to states in July to save teachers jobs, help improve the lowest performing schools, enhance education through technology, and drive other innovative educational reforms. In addition, the U.S. Department of Education announced in early August the top 49 scoring applicants that will be receiving $650 million of Investing in Innovation (I3) grants, to be funded after their 20 percent matching fund grants are secured by September 2010. Also, in late July the Senate and House passed a $26 billion aid bill that provides $10 billion to states for education jobs. President Obama signed the bill on August 11, 2010. The $10 billion in education job funds was distributed to states in September and October, with states distributing such funds to districts via the Title I formula, and will be used within the 2010-2011 school year. Funds may only be used for expenses necessary to retain existing school employees or to hire new employees for early childhood or K-12 education services. Additionally, in order to receive this Federal funding, states are required to maintain their funding of education at 2009 levels for 2010 and at 2010 levels for 2011.
     The U.S. Department of Education is also in the process of implementing its highly publicized Race to the Top (RttT) competition whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. In Phase I, completed in March 2010, Tennessee and Delaware were the only winning states and were awarded approximately $500 million and $100 million, respectively. In Phase II, 9 states and the District of Columbia received the following grants: Florida: $700 million; New York: $700 million; Georgia: $400 million; North Carolina: $400 million; Ohio: $400 million; Maryland: $250 million; Massachusetts: $250 million; District of Columbia: $75 million; Hawaii: $75 million; and Rhode Island: $75 million. States receiving these RttT funds are expected to implement educational reforms over the next several years, in order to: achieve teacher mastery and delivery of common standards and assessments; use, learn and leverage high quality assessment information to drive increased student performance; ensure all students have access to effective teachers and principals; turn around persistently lowest-achieving schools; and improve the high school graduation rate and ensure each student is college and career ready.
     A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics, released in June 2010. As of October 31, 2010, 38 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands and Puerto Rico had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. In addition, states are concerned that RttT funding is inadequate to implement the curriculum, assessments and teacher professional development that will be required, and a growing number of public policy groups are objecting to the new standards as a federal takeover of local education. Thus, regardless of how states have voted, actual implementation of the Common Core Standards is uncertain and expected to be a long process. In addition, presumptive new House Majority Leader, John Boehner, and presumptive House Education Sub-Committee Chairman, John Kline, favor higher standards and assessments, but are opposed to national standards and assessments. They are strong proponents of less Federal involvement in education and greater state and local control. Moreover, Secretary of Education, Arne Duncan, speaking in Virginia several weeks ago, suggested more flexibility on this issue when he complemented Governor Bob McConnell on his education reform initiatives even though Virginia decided not to adopt the common core standards, stating, “The goal is to raise the bar. And there are a couple different ways to do it.” In summary, we continue to believe that common core standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the Federal government will not mandate national standards and assessments.
     Study Island products are specifically built from the varying academic and assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. However, given the uncertainty regarding the common core standards movement, we have had to invest both in development of new common core products for the 39 adopting states (including the District of Columbia) as well as continue developing new products and enhancements for existing state standards, which may require additional investment and/or delay of other product initiatives. Moreover, if national standards and assessments replace the current state assessments — which is uncertain — it would be easier for competitors to develop similar products tailored to one national set of standards rather than multiple state standards. If such an increase in competition occurred, our ability to compete effectively could be negatively impacted and our revenue and profitability could materially decline.
     Also of note, the 2011 U.S. Federal budget was not passed by Congress before October 1, 2010, which is the official start date of the 2011 fiscal year. Thus, the Federal education budget remains in limbo, with the preliminary versions from the President, House and Senate ranging from flat to an increase of $2.59 billion over prior year. It is expected that the lame duck Congress will take this up and try to secure passage before the end of this year. If this does not happen, education funding and other nondefense-related discretionary spending is where the Republican controlled House of Representatives will look first to find spending cuts in 2011 and beyond. Both Study Island and EducationCity products are eligible for purchase from the majority of Federal funding sources, so any cuts to key programs, especially Title I (grants to free- and reduced-lunch schools) and IDEA (special education) funding, could negatively impact available district and school funding for purchase of educational programs.
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
     With the acquisition of EducationCity, the U.K. market and industry trends are also of importance to our business. There are approximately 30,388 schools in the U.K., 24,437 of which are in England, with approximately 4.9 million students. In addition, the seasonality of the business is different from the U.S., with first quarter the strongest invoiced sales period and third quarter the weakest. While the global economic recession has impacted the U.K., the new government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years. This is the money that goes direct to schools. In addition, teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. Head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams. We believe these trends are positive for our business.
     In the U.S., seasonal trends associated with school budget years and state testing calendars also affect the timing of our sales of subscriptions to new and existing customers. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. Subscriptions to our products generate substantially all of our revenue, and customers enter into subscriptions which average 15-month terms. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new customers. We generally contact schools several months in advance of the expiration of their subscription, to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school, and if a school subsequently purchases a subscription after this renewal period, we consider it to be a new subscription.
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

     Our formal release of Study Island Version 4, or “V4” in August 2010 was well received by customers, with all features getting very favorable feedback. The flagship feature of V4 is a completely new high school website, which has a more mature look and feel. In conjunction with the enhanced game interface and the release of age-appropriate games for teen students, we have significantly upgraded our high school product offering. Other notable enhancements include a fully customizable teacher portal, a rich data-laden weekly principal report, and interactive flashcard capabilities for students and teachers.
     We published 128 new Study Island products during the nine months ended September 30, 2010, with a focus on expanding our high school product line across all major subject areas in our largest states, including publishing new SAT, ACT and advanced placement test preparation products and filling in grade level and subject area holes in our elementary and middle school line-up for mid-size and small states. We also developed a new set of products based on Common Core Standards in grades 2 through 8 as well as high school, and we began rolling out these new products to the many states who have adopted them.
     In June 2010, the Company acquired EducationCity, which provides online K-6 instructional content and assessments for reading, math and science, and is used by 8,583 schools in the United Kingdom and 5,168 schools in the United States as of September 30, 2010.

Results of Operations
Comparison of the Three Months Ended September 30, 2010 and 2009
     The following table summarizes our consolidated operating results for the three months ended September 30 (dollars in thousands):

			Change
	2010	2009	Dollars	Percentage
Revenue	$15,449	$10,601	$4,848	45.7%
Cost of revenue	1,534	751	783	104.3%

Gross profit	13,915	9,850	4,065	41.3%
Operating expense:
Sales and marketing	5,711	3,424	2,287	66.8%
Content development	1,195	998	197	19.7%
General and administrative	5,529	2,556	2,973	116.3%

Total	12,435	6,978	5,457	78.2%

Income from continuing operations	1,480	2,872	(1,392)	(48.5%)
Other income (expense):
Interest expense	(1,260)	(722)	(538)	74.5%
Interest income	136	30	106	353.3%
Foreign currency loss	(121)	—	(121)	**
Derivative loss	(32)	(267)	235	(88.0)%

Total	(1,277)	(959)	(318)	33.2%

Net income from continuing operations before tax	203	1,913	(1,710)	(89.4%)
Provision for income tax	51	217	(166)	(76.5%)

Net income from continuing operations	$152	$1,696	$(1,544)	(91.0%)

**	Percentage not meaningful for analysis.
     Revenue.
     Revenue for the three months ended September 30, 2010 was $15.4 million, representing an increase of $4.8 million, or 45.7%, as compared to revenue of $10.6 million for the three months ended September 30, 2009. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The increase in revenue during the period is due to increased traction in states newly entered in the prior year, increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our our sales force expansion, as well as $2.1 million in revenues attributable to EducationCity.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended September 30 (dollars in thousands):

	2010	2009
Invoiced sales:
Study Island new customers	$4,542	$4,362
Study Island existing customers	18,294	14,967
Study Island other sales	388	205
EducationCity	3,480	—

Total	26,704	19,534
Royalties on invoiced sales	(31)	—
Change in deferred revenue(1)	(11,224)	(8,933)

Revenue	$15,449	$10,601

(1) Change in deferred revenue in 2010 excludes the amount of deferred revenue assumed with the acquisition of EducationCity and includes foreign exchange fluctuation impacts.

Other metrics:
Schools using Study Island products	23,355	20,812
Study Island products available	1,377	1,190

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
     Due to purchase accounting for the acquisition of EducationCity, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $1.0 million for the three months ended September 30, 2010.
     As of September 30, 2010, 23,355 schools used Study Island products. A school is considered to be using our products if it has an active subscription for any or all of the Study Island products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription. For the twelve months ended March 31, 2010, we had a renewal rate of 78.2% from our Study Island customers, which reflects the percentage of schools that subscribed for our products throughout those twelve months and then subscribed for our products again in the next period, within six months of their subscription end date. A Study Island product is any one subject for one grade level in a single state. As of September 30, 2010, 13,751 schools used EducationCity products. We are in process of putting in place similar data definitions and measurement procedures for EducationCity.
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
     Pricing for Study Island subscriptions is based on a variety of factors. Study Island subscriptions are priced on a fixed price per class or a variable price per school based on the number of students per grade using the products. In addition, subscriptions are priced on a per subject matter basis with discounts given if all of the subjects for a given grade are purchased. Subscription prices also vary by state based on the number, complexity and comprehensiveness of the applicable standards. Our Study Island products are specifically built from the varying assessment standards in all 50 states, which we believe differentiates us from our competitors. For EducationCity, schools and/or districts (local authorities) pay a fixed annual subscription fee for each subject.

     We increased our standard pricing for Study Island products in January 2010. We do not believe, however, that this pricing increase is meaningful to changes in our revenue. Our pricing structure is complex, using a set of standard prices, but offering discretionary discounts of different amounts for a wide range of circumstances with our clients. Additionally, considering that we recognize revenue from customer subscriptions ratably over the subscription periods (which average 15 months, but vary under many circumstances), price increases have a delayed impact on revenue within a single period presented in our financial statements.
     The timing of sales to new and existing Study Island customers is affected by seasonal trends associated with school budget years and state testing calendars. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. Our fourth quarter has historically produced the second highest level of new subscriptions and renewals, followed by our second and first quarters. For EducationCity, the first quarter historically has been the strongest. Because revenue from customer subscriptions is deferred over the course of the subscription period and our customers pay for their subscriptions at the beginning of the subscription period, this seasonality does not cause our revenue to fluctuate significantly, but does impact our cash flow.
     Cost of Revenue.
     Cost of revenue for the three months ended September 30, 2010 increased by $0.8 million, or 104.3%, to $1.5 million from $0.7 million for the three months ended September 30, 2009. $0.4 million of this increase was due to the acquisition of EducationCity. The remainder of the increase in cost of revenue was primarily attributable to increased engineering salaries and contract labor costs resulting from increased headcount focusing on enhancing resources and management, along with increased costs for the Company’s disaster recovery site.
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
     Sales and Marketing Expense.
     Sales and marketing expense for the three months ended September 30, 2010 increased by $2.3 million, or 66.8%, to $5.7 million from $3.4 million for the three months ended September 30, 2009. $1.6 million of this increase was due to the acquisition of EducationCity. The remainder of the increase was primarily attributable to increases in salaries and related costs resulting from increased headcount, annual salary increases and bonus payments.
     Our sales and marketing expense consists primarily of salaries, commissions, contract labor and related expenses for personnel in our inside and field sales teams, our new customer implementation and retention team, marketing, customer service, training and account management. Commissions are earned when sales are invoiced to customers. Other costs include marketing costs, travel and amortization of our customer relationship intangible assets. Marketing expense consists of direct mail, email prospecting, “pay per click” advertising, search engine optimization, printed material, marketing research, and trade shows. Marketing expense generally increases as our sales efforts increase, both in new and existing markets. Our marketing efforts are related to the launch of new product offerings, the introduction of our products and services in new states and geographic regions, and opportunities within a selected market associated with specific events such as timing for the standardized testing in a particular state and upcoming trade shows.
     Content Development Expense.
     Content development expense for the three months ended September 30, 2010 increased by $0.2 million, or 19.7%, to $1.2 million from $1.0 million for the three months ended September 30, 2009. This increase was primarily attributable to the acquisition of EducationCity.

     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions, lessons, activities and games content for our Study Island, EducationCity and Northstar Learning products, outsourced content writing costs, and amortization of our program content intangible assets.
     General and Administrative Expense.
     General and administrative expense for the three months ended September 30, 2010 increased by $3.0 million, or 116.3%, to $5.5 million from $2.5 million for the three months ended September 30, 2009. $0.8 million of this increase was related to the acquisition of EducationCity and $1.0 million of the increase was due to one-time expenses related to the move of our corporate headquarters. The remainder of the increase was primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering, and increased audit, accounting and legal fees related to the requirements of being a public company.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, human resources and other administrative employees, professional services, board related expenses, regulatory requirements, rent, insurance, travel and other corporate expense.
     Other Income (Expense).
     Other income (expense) totaled $1.3 million of net expense for the three months ended September 30, 2010, which was an increase of expense of $0.3 million, or 33.2%, compared to net expense of $1.0 million for the three months ended September 30, 2009. The increase was primarily due to increased interest expense of $0.5 million during the period due to our additional loan on our term loan and draw on our revolving credit facility, which was partially offset by $0.1 million of interest income from our note receivable from Edline and a $0.2 million reduction in the loss from our interest rate swap.
     Our other income (expense) includes interest expense, interest income and derivative and foreign currency losses. Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan and $10.0 million supplemental revolving credit facility entered into in June 2010, and amortization of debt financing costs. We had no amounts outstanding under the revolving credit facility as of September 30, 2010. We borrowed $10.0 million under our revolving credit facility on June 9, 2010, in connection with our acquisition of EducationCity, and we subsequently repaid it during the three months ended September 30, 2010. No amounts were outstanding under the revolving credit facility during the nine months ended September 30, 2009. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline. Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and will decrease in periodic amounts to a notional amount of $30.5 million at the December 31, 2010 termination date. At September 30, 2010, the notional amount of the interest rate swap was $30.5 million. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We have not designated our interest rate swap as a cash flow hedge. The foreign currency loss was primarily related to payments of intercompany transactions between EducationCity in the United States and the United Kingdom.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Prior to the reorganization transaction where shareholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the reorganization, we became taxed as a corporation. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of EducationCity

Limited. We recognized tax expense using an effective rate of 25.1% for the three months ended September 30, 2010. Tax expense for the three months ended September 30, 2009 represented unrecognized tax benefits related to a state tax filing position.

Comparison of the Nine Months Ended September 30, 2010 and 2009
     The following table summarizes our consolidated operating results for the nine months ended September 30 (dollars in thousands):

			Change
	2010	2009	Dollars	Percentage
Revenue	$41,595	$30,801	$10,794	35.0%
Cost of revenue	3,476	2,186	1,290	59.0%

Gross profit	38,119	28,615	9,504	33.2%
Operating expense:
Sales and marketing	13,679	9,682	3,997	41.3%
Content development	3,462	2,586	876	33.9%
General and administrative	14,909	6,890	8,019	116.4%

Total	32,050	19,158	12,892	67.3%

Income from continuing operations	6,069	9,457	(3,388)	(35.8%)
Other income (expense):
Interest expense	(2,909)	(2,071)	(838)	40.5%
Interest income	439	44	395	897.7%
Foreign currency loss	(220)	—	(220)	**
Derivative loss	(78)	(436)	358	(82.1%)

Total	(2,768)	(2,463)	(305)	12.4%

Net income from continuing operations before tax	3,301	6,994	(3,693)	(52.8%)
Provision for income tax	1,227	449	778	173.3%

Net income from continuing operations	$2,074	$6,545	$(4,471)	(68.3%)

**	Percentage not meaningful for analysis.
     Revenue.
     Revenue for the nine months ended September 30, 2010 was $41.6 million, representing an increase of $10.8 million, or 35.0%, as compared to revenue of $30.8 million for the nine months ended September 30, 2009. $2.6 million of this increase was due to the acquisition of EducationCity. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The increase in revenue during the period is due to increased traction in states newly entered in the prior year, increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our planned increases in our sales force.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the nine months ended September 30 (dollars in thousands):

	2010	2009
Invoiced sales:
Study Island new customers	$11,895	$10,912
Study Island existing customers	35,548	27,806
Study Island other sales	955	810
EducationCity	4,584	—

Total	52,982	39,528
Royalties on invoiced sales	(31)	—
Change in deferred revenue(1)	(11,356)	(8,727)

Revenue	$41,595	$30,801

(1) Change in deferred revenue in 2010 excludes the amount of deferred revenue assumed with the acquisition of EducationCity and includes foreign exchange fluctuation impacts.

Other metrics:
Schools using Study Island products	23,355	20,812
Study Island products available	1,377	1,190

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
     Due to purchase accounting for the acquisition of EducationCity, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $1.2 million for the nine months ended September 30, 2010.
     Cost of Revenue.
     Cost of revenue for the nine months ended September 30, 2010 increased by $1.3 million, or 59.0%, to $3.5 million from $2.2 million for the nine months ended September 30, 2009. $0.5 million of this increase in costs was due to the acquisition of EducationCity. The remainder of the increase in cost of revenue was primarily attributable to increased engineering salaries and related costs resulting from increased headcount and annual salary increases focusing on enhancing resources and management, along with increased costs for the Company’s disaster recover site.
     Sales and Marketing Expense.
     Sales and marketing expense for the nine months ended September 30, 2010 increased by $4.0 million, or 41.3%, to $13.7 million from $9.7 million for the nine months ended September 30, 2009. $2.0 million of this increase was due to the acquisition of EducationCity. The remainder of the increase was primarily attributable to increases in salaries and related costs resulting from increased headcount, annual salary increases and bonus payments.
     Content Development Expense.
     Content development expense for the nine months ended September 30, 2010 increased by $0.9 million, or 33.9%, to $3.5 million from $2.6 million for the nine months ended September 30, 2009. $0.3 million of this increase was due to the acquisition of EducationCity. The remainder of this increase was primarily attributable to increases in salaries and related costs related to increased headcount for the development of our enhanced Study Island version 4 and the launch of additional products in Canada, along with annual salary increases and bonus payments, and increased outsourced content writing costs, primarily related to development of our new SAT and ACT products and to Northstar Learning.
     General and Administrative Expense.
     General and administrative expense for the nine months ended September 30, 2010 increased by $8.0 million, or 116.4%, to $14.9 million from $6.9 million for the nine months ended September 30, 2009. $1.0 million of this increase was due to EducationCity’s general and administrative costs subsequent to our acquisition. The remainder of this increase was primarily attributable to $3.4 million in transaction costs related to the acquisition of EducationCity, $1.0 million one-time expenses related to the move of our corporate headquarters, increases in salaries and related costs, primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering, and an increase in audit, accounting and legal fees related to the requirements of being a public company.
     Other Income (Expense).
     Other income (expense) totaled $2.8 million of net expense for the nine months ended September 30, 2010, which was an increase of 12.4% as compared to our net expense of $2.5 million for the nine months ended September 30, 2009. Interest expense increased $0.8 million during the period due to our additional loan on our term loan and draw on our revolving credit facility, which was offset by $0.4 million of interest income from our note receivable from Edline.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Prior to the reorganization transaction where shareholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the reorganization, we became taxed as a corporation. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 37.2% for the nine months ended September 30, 2010. Tax expense for the nine months ended September 30, 2009 represented unrecognized tax benefits related to a state tax filing position.
Liquidity and Capital Resources
     Our primary cash requirements include the payment of our operating expense, interest and principal payments on our debt, and capital expenditures. Prior to our reorganization and initial public offering, we used cash to make dividend payments and tax-related distributions to our equity holders. We do not anticipate paying any dividends on our capital stock for the foreseeable future. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our servers, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity. We finance our operations primarily through cash flow from operations, which is typically the highest in the third and fourth quarters when our sales are highest and invoices are paid. Our cash flow from operations is typically flat in the first and second quarters. Several factors outside of our control may impact our cash flow. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. We believe that although the current presidential administration has stated that education reform is a priority for 2010, it is unlikely to occur this year. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products. If new legislation lessens the importance of standards, assessments and accountability, or introduces national standards or assessments that would make it easier for competitors to enter our markets, demand for our products may materially decrease, and we may experience lower cash flows, which would affect our liquidity. In addition, if sufficient funding is not provided to education and state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our Study Island products, either of which would have a negative impact on our cash flows.
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. As of September 30, 2010, we had cash and cash equivalents of $24.3 million and $20.0 million of availability under our revolving credit facility. Our total indebtedness was $76.0 million at September 30, 2010, including our additional term loan of $15.0 million in connection with the acquisition of EducationCity and amended credit agreement. We believe that our consistent cash flow and our $20.0 million availability combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Cash Flows
     Our net consolidated cash flows consist of the following, for the nine months ended September 30 (in thousands):

	2010	2009
Provided by (used in):
Operating activities	$15,373	$13,358
Investing activities	(61,781)	(5,927)
Financing activities	12,139	(3,464)
Cash Flows from Operating Activities
     Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2010, compared to $13.4 million during the nine months ended September 30, 2009. This $2.0 million increase was primarily due to increased cash generated from our invoiced sales which was partially offset by payments for transaction costs related to the acquisition of EducationCity of $3.4 million, partially offset by cash generated from net income, excluding transaction costs.
Cash Flows from Investing Activities
     Net cash used for investing activities for the nine months ended September 30, 2010 included $61.5 million for the purchase of EducationCity, $0.6 million for receipt of part of the escrow from our sale of TeacherWeb and $1.0 million for the purchase of property and equipment. Net cash used for investing activities for the nine months ended September 30, 2009 was $5.9 million including $1.0 million used for the purchase of property and equipment and an investment in and note issued to Edline, for an aggregate of $4.9 million.
Cash Flow from Financing Activities
     Net cash provided by financing activities in the nine months ended September 30, 2010 included $15.0 million of additional term note and $10.0 million drawn on our revolver, less $0.8 million paid in additional financing costs, in order to finance the acquisition of EducationCity, $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.6 million in principal payments on our term loan. The $10.0 million revolver was repaid during the three months ended September 30, 2010. Net cash used for financing activities in the nine months ended September 30, 2009 included $1.0 million of payments on our term loan, funding of $1.3 million to the members of the LLC related to member tax liabilities and $1.2 million paid for costs related to the offering.
Credit Facility
     In November 2007, our subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to holders of Class A shares of Archipelago Learning Holdings, LLC and debt financing costs. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.75% as of September 30, 2010 and 3.25% as of September 30, 2009, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants.
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
     The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to Consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation, amortization and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of Consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of Consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement). Based on the formulations set forth in the Credit Agreement, as of September 30, 2010, the Borrower was required to maintain a maximum leverage ratio of 3.50 to 1.00, a minimum interest coverage ratio of 2.50 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00. As of September 30, 2010, the Borrower’s leverage ratio was 2.02 to 1.00, its interest coverage ratio was 7.30 to 1.00 and its fixed charge coverage ratio was 3.71 to 1.00. The financial ratios the Borrower is required to maintain become more restrictive over time. Our next scheduled increase at December 31, 2010 will bring the maximum leverage ratio to 2.50 to 1.00, the minimum interest coverage ratio to 2.65 to 1.00 and the minimum fixed charge coverage ratio to 1.60 to 1.00.
     The Credit Agreement also contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement, and which was not triggered by our initial public offering. As of September 30, 2010 the Borrower was in compliance with all covenants.
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
     As of September 30, 2010, $76.0 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. As of December 31, 2009, $61.6 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. For the three months ended September 30, 2010 and 2009, the weighted average interest rate under the term loans was 5.00% and 3.58%, respectively, and for the nine months ended September 30, 2010 and 2009, the weighted average interest rate under the term loans was 4.62% and 3.71%, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap is the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
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
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended September 30, 2010.
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
     We are exposed to interest rate risk in connection with our term loan and any borrowings under our revolving credit facility. Amounts borrowed under our term loan and our revolving credit facility bear interest at rates based upon a base rate or LIBOR, plus an applicable margin. To manage our interest rate exposure, and as a requirement under our term loan, we entered into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $30.5 million remained in effect as of September 30, 2010. We swapped a floating rate payment based on three month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. Based on the short-term LIBOR rate and our debt balance as of September 30, 2010, a 1% increase in the short-term LIBOR rate, before giving effect to the interest rate swap, would have no material impact on our interest rate on the term loan or our interest expense. Due to the LIBOR floor of 1.25%, a 1% decrease in the short-term LIBOR rate, before giving effect to the interest rate swap, would have no impact on our interest rate on the term loan or our interest expense.
     In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. We had cash and cash equivalents of $24.3 million and $58.2 million as of September 30, 2010 and December 31, 2009, respectively. Our cash and cash equivalents are maintained primarily in short term, treasury-backed accounts.
     With the acquisition of EducationCity, we now transact business with our United Kingdom customers, employees and vendors in British Pounds. The change in the value of the United States dollar measured against British Pounds could positively or negatively affect our consolidated financial results, as expressed in United States dollars. For the three months ended and nine months ended September 30, 2010, 8.2% and 3.8%, respectively, of our revenues were denominated in British Pounds. We expect the percentage of revenues denominated in foreign currencies will increase in future periods as such periods will reflect full period sales of our EducationCity products and as we expand our international operations.
     Foreign Currency Risk
     We do not currently hedge our foreign currency exposure using financial instruments. We maintain sufficient cash and cash equivalents in the United Kingdom to satisfy our anticipated payment needs in British Pounds. We cannot predict with any certainty our future exposure to such currency exchange rate fluctuations and the impact they may have on our consolidated financial position, results of operations, or cash flows. The current (spot), average, and low and high British Pounds currency exchange rates as compared to the United States dollar as of and for the nine months ended September 30, 2010 were as follows:

	Spot	Average	Low	High
British Pounds	1.5809	1.5343	1.4235	1.6457
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
     The performance and reliability of our technology infrastructure is critical to our business. Any failure to maintain satisfactory online product performance, reliability, security or availability of our web platform infrastructure may significantly reduce customer satisfaction and damage our reputation, which would negatively impact our ability to attract new customers and obtain customer renewals. The risks associated with our web platform include:
•	breakdowns or system failures resulting in a prolonged shutdown of our servers, including failures attributable to power shutdowns or attempts to gain unauthorized access to our systems, which may cause loss or corruption of data or malfunction of software or hardware;

•	breakdowns or system failures resulting from the release of new features or functionality, which may cause unintended malfunctions of software or hardware;

•	human error by systems engineers, programmers, other internal staff, collocation or other vendor staff; performance issues, such as low response time or bugs, that detract from the user experience;

•	increased complexity or more difficult navigation resulting from implementation of new features and functionality, that detract from the user experience;

•	disruption or failure in our colocation provider, which would make it difficult or impossible for students and teachers to log on to our websites;

•	damage from fire, flood, tornado, power loss or telecommunications failures;

•	infiltration by hackers or other unauthorized persons; and

•	any infection by or spread of computer viruses.
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
     We may need to incur additional costs to upgrade our computer systems in order to accommodate system disruptions, security risks and increased demand if we anticipate that our systems cannot handle higher volumes of traffic in the future. We may also need to upgrade our web platform and systems as new technologies become available that we are required to implement in order to keep our infrastructure up-to-date and product offerings relevant, or we are forced to make upgrades in response to new competitors or significant improvements to existing competitors’ web platforms and system capabilities. However, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our sales and marketing expenditures in recruiting new customers.

     Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our sales efforts, including our ability to:
•	secure additional new school and district customers as our penetration increases;

•	retain existing customers and sell them additional products and services;

•	continue our strong “word-of-mouth” customer referrals

•	retain our most productive sales managers and staff;

•	compete effectively against larger competitors to secure district level sales; and

•	build an “education” thought leadership position with key state and district education administrators.
     In addition, our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:
•	create greater awareness of our brands;

•	select the right market, media and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

•	provide timely and appropriate sales collateral to assist the sales team;

•	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

•	determine the most appropriate pricing models and simple quote generator for customers and sales reps;

•	effectively manage marketing costs, including creative and media expense, in order to maintain acceptable customer acquisition costs;

•	keep the website navigation and messaging simple and relevant to customers;

•	generate leads for sales, including obtaining educator lists in a cost-effective manner;

•	drive traffic to our website; and

•	convert customer inquiries into actual orders.
     Our planned sales and marketing efforts and expenditures may not result in increased revenue or generate sufficient levels of product and brand awareness, and we may not be able to increase our net sales at the same rate as we increase our sales and marketing efforts and expenditures.
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

     The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue and market share. Our current competitors include but are not limited to:
•	providers of online and offline supplemental instructional materials for the core subject areas of reading, mathematics, science and social studies for K-12 institutions;

•	companies that provide K-12-oriented software and web-based educational assessment and remediation products and services to students, educators, parents and educational institutions;

•	the textbook, supplemental and assessment divisions of established education publishers, including Pearson Education, Inc., The McGraw-Hill Companies and Houghton Mifflin Harcourt Company;

•	providers of online and offline test preparation materials;

•	traditional print textbook and workbook companies that publish K-12 core subject educational materials, standardized test preparation materials or paper and pencil assessment tools;

•	summative assessment companies, which traditionally assess student learning at the end of a class period, that have expanded their line to include products that provide periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment;

•	non-profit and membership educational organizations and government agencies that offer online and offline products and services, including in some cases at no cost, to assist individuals in standards mastery and test preparation; and

•	existing customers, such as virtual school providers, that purchase our content today but may in the future either create their own content, license content from someone else, or acquire a company that provides similar content.
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
     The K12 supplemental market is also very fragmented and some of our competitors are relatively small, regional companies that tend to compete based on very low price points for their products. We may lose some new or existing business to these niche companies particularly in a period of significant school budget pressures.
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
     If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products and services in the future. Because our products and services are complex and because we do not “pre-launch” any of our products or upgrades to any third parties prior to the official launch, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in time, but are more common when a new product or service is introduced or when new versions are released. We expect that, despite our testing, errors will be found in the future. If an error occurs, our product and service offerings may be disrupted, causing delays or interruptions. Significant errors, delays or disruptions could lead to:

•	decreases in customer satisfaction with and loyalty toward our products and services;

•	delays in or loss of market acceptance of our products and services;

•	diversion of our resources;

•	a lower rate of subscription renewals or upgrades;

•	injury to our reputation;

•	rebates or refunds of subscription fees;

•	increased service expense or payment of damages; or

•	increased competitive focus on our existing and prospective customer base.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 12th day of November, 2010.

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