Form 10-K
period 2010-12-31
Archipelago Learning, Inc.
filed 2011-03-11
CIK 1470699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
001-34555
(Commission File Number)

Archipelago Learning, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0767387
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3232 McKinney Avenue, Suite 400, Dallas, Texas	75204
(Address of Principal Executive Offices)	(Zip Code)
(800) 419-3191
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $117 million as of December 31, 2010, and approximately $136 million as of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter. Shares of Common Stock held by each officer and director of the Registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of March 8, 2011 was 26,336,335.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s Definitive Proxy Statement relating to the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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
     These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are not guarantees of performance or results. They are subject to risks and uncertainties which may be beyond our control, including those discussed below, in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. Although we believe that these forward-looking statements are based on reasonable assumptions, many factors could cause actual results to vary materially from those anticipated in such forward-looking statements.
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
Overview
     Archipelago Learning, Inc. is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. We provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms. As of December 31, 2010, our product lines, which include Study Island, EducationCity, Reading Eggs and Northstar Learning, were utilized by over 13.2 million students in approximately 37,500 schools in all 50 states, Washington, D.C., Canada, and the United Kingdom (“U.K.”). Unless the context requires otherwise, references throughout this report and in the Consolidated Financial Statements and related notes to “Archipelago Learning,” “we,” “us,” “our company” or similar terms refer to Archipelago Learning, Inc. and its subsidiaries.
     Archipelago Learning, Inc. was incorporated in November 2009 in connection with our initial public offering. Prior to this, we conducted business through Archipelago Learning Holdings, LLC, and its subsidiaries. Prior to the consummation of our initial public offering, we commenced a corporate reorganization (the “Corporate Reorganization”) whereby Archipelago Learning Holdings, LLC became a wholly owned subsidiary of Archipelago Learning, Inc.
     Our business capitalizes on two significant trends in the education market: (1) an increased focus on higher academic standards and educator accountability for student achievement, which has led to periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment, and (2) the increased availability and utilization of web-based and mobile technologies to enhance and supplement teacher instruction, engage today’s technology-savvy learners and improve student outcomes.
     Study Island, our core product line, helps students in Kindergarten through 12th grade(“K-12”) master grade level academic standards in a fun and engaging manner through an easy-to-use online platform. Study Island combines rigorous content that is highly customized to specific standards in reading, math, science and social studies with interactive features and games that engage students and reinforce and reward student accomplishments. EducationCity, which we acquired in June 2010, provides online preschool through 6th grade (“Pre-K-6”) educational content and assessment programs for schools both in the United States and United Kingdom, and complements Study Island’s assessment function with its focus on the initial teaching phases of academic content and large library of flash animation lessons for use in classrooms. Reading Eggs, which we began distributing in August 2010, is published by Blake Publishing pty Limited (“Blake Publishing”) in Australia and provides a comprehensive balanced literacy program for preschool through 2nd grade. We also offer online postsecondary programs through our Northstar Learning product line, which provides instruction, practice, assessment and test preparation for targeted high school postsecondary course areas, including GED exam preparation, developmental studies, Allied Health services and PRAXIS teacher certification. Northstar Learning uses a similar platform as Study Island, and is similarly engaging and easy to use.
     Our flexible web-based distribution model and in-house content development capabilities allow us to continually update and improve our products, distribute our products in a cost-efficient manner, and price our products affordably. Over the last ten years, for Study Island, we have created a digital library of approximately 418,000 proprietary questions and explanations, a simple yet elegant content management system and HTML authoring system, and a built-in ability to dynamically generate additional questions. In addition, EducationCity, which we acquired in June 2010, has built hundreds of elementary school flash animation lessons and interactive activities in reading, math and science over the past 10 years.
     We have significantly grown the number of students and schools served by our products since our inception in 2000. From 2000 to 2006, we concentrated our efforts on developing our Study Island products, increasing from 27 products to 429 products during that period. In 2007, we began focusing on managing our growth and operations more efficiently, particularly with the hiring of our current management team. In addition, we have developed a sophisticated sales and marketing force that has been successful in growing our sales and customer base. We increased the number of school customers and registered student users of our products, from approximately 7,800 schools and 3.0 million students in 2006, to nearly 37,500 schools and over 13.2 million students as of December 31, 2010.
Our Markets
     The U.S. educational system, consisting of K-12 and postsecondary education, collectively includes approximately 75 million students in 127,000 schools and approximately $1.1 trillion in educational expenditures according to National Center for Education Statistics (“NCES”). The U.S. K-12 education market consists of approximately 54 million students in approximately 118,000 schools, according to MDR, a Dun & Bradstreet company. The U.S. K-12 school system has approximately 95,000 public schools in 16,000 school districts and county and regional centers and approximately 23,000 private and Catholic schools, according to MDR.
     The U.K. educational system collectively includes approximately 9.6 million students in approximately 33,000 schools, according to the relevant Government Departments for Education.
Key Dynamics in the K-12 Education Market
     A number of key dynamics have impacted the K-12 education market in recent years:
     Increased Accountability. According to the 2009 Program for International Student Assessment, the United States ranked 14th in reading, 17th in science, and 25th in math out of the 34 countries assessed, which U.S. students are slipping further behind their foreign peers in international assessments, and fewer are showing an interest in the science, technology, engineering and math fields that are vital to innovation and entrepreneurial vigor. Within the United States, there exists a growing disparity in the academic performance of students in public schools in affluent communities compared to that of students in poorer neighborhoods. According to the U.S. Department of Education, approximately 40% of all U.S. K-12 students are considered “at risk,” (i.e., well behind grade level expectations). Nearly 70% of U.S. students in grades 4 and 8 are not proficient in reading, while 60-70% are not proficient in math. As a result, policymakers and parents have paid greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators and school districts. States publish accountability reports that show each school’s progress and ability to meet proficiency standards, and these results are often reported by local press outlets. This increased visibility into school performance has led to increased parent and policymaker pressure on schools and teachers, including at the presidential level. The Federal administration launched the $4.35 billion “Race to the Top” (“RttT”) competition in 2010 to highlight and replicate innovative education strategies as part of the administration’s highly publicized efforts to reform education.
     Legislative Environment. There are several key legislative initiatives currently impacting the K-12 education market, including the following:
• Reauthorization of ESEA. The Elementary and Secondary Education Act (“ESEA”) legislation, which requires all states to have academic standards in place for K-12 students in reading, math and science and to assess student achievement annually with end of school assessments, was initially scheduled for reauthorization in October 2008, but has been continually extended. In 2010, the Federal administration recommended significant changes to ESEA and President Obama reiterated reauthorization as a key legislative priority for 2011. While many politicians believe that the nation’s primary education law needs to be revised, it has been reported that Republicans do not support some of the key tenants of the Obama administration’s education policy, which they see as a Federal over-reach as they believe education policy is best managed at the state and local level where 92-93% of funding is derived. We believe that reauthorization will not happen until the second half of 2011 at the earliest and perhaps later if fundamental disagreements are not resolved. While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised ESEA.
• Race to the Top. In 2010, the U.S. Department of Education implemented its highly publicized RttT competition whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. Eleven states and the District of Columbia were awarded $3.9 billion and received the monies between August 2010 and January 2011, once their final applications were approved.

• Common Core Standards. A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics. As of December 31, 2010, 42 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Moreover, since the November 2010 mid-term elections, we believe that some states are reconsidering their decision to adopt the new standards due to the significant transition costs, which exacerbate already large state budget gaps, and due to policy differences regarding the wisdom of national standards.
• Reduced school funding. Most of our U. S. customers are public schools and school districts that are dependent on the availability of public funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 5% in the third quarter of 2010, representing the third consecutive quarter that states reported growth in collections on a year-over-year basis. Despite three consecutive quarters of growth, state tax revenues were still 8% lower in the third quarter of 2010 than in the same quarter two years earlier.
• Federal 2011 budget passed. The 2011 U.S. Federal budget was passed by Congress during the fourth quarter of 2010, which is the official start date of the 2011 fiscal year. The budget provides a $3 billion increase in funding for K-12 education programs authorized in ESEA, including $900 million for School Turnaround Grants.
• Federal 2012 budget. President Obama’s budget proposal is for a 4 percent increase in K-12 related program spending, including key funding sources that districts and schools use to purchase instructional materials: Title I: $14.8 billion; IDEA (Part B State Grants): $11.7billion; School Turnaround Grants: $600 million; Race to the Top and similar competitions: $2.3 billion; and, Investing in Education: $300 million. However, the President’s budget plan faces an uncertain future as Congress has proposed reducing fiscal 2011 spending by $100 billion, including $5 billion in education funding cuts.
• Educational environment in the United Kingdom. While the global economic recession has impacted the United Kingdom, the new government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years, which goes directly to schools. In addition, teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. Head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams.
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
Our Competitive Strengths
     We believe the following are our key competitive strengths:
     Accessible, Dynamic Web-based Platform. Our products are delivered entirely online so they can be used by teachers and students on computers wherever internet access is available, such as classrooms, computer labs, media centers, school libraries, public libraries or at home. Our programs are compatible with existing school and school district enterprise systems and require no additional software, no installation or maintenance and no extensive implementation or training. Moreover, unlike traditional workbooks or software products, our web-based product content is easily and quickly updated whenever content or functionality enhancements are introduced or products are modified due to changes in state standards.
     High Impact, Low Cost Solution. Study Island offers a comprehensive online educational solution on a hosted platform and provides high quality content, assessment and reporting for core subjects in a wide range of grade levels. This eliminates the need for schools to have multiple vendors or systems, thereby simplifying purchasing, training and implementation. At an annual price per student per subject of as low as $2, or per student for all subjects as low as $3, Study Island products are significantly less expensive than competing traditional print, software and online alternatives provided by large education publishers. EducationCity products are priced at $469 per subject, per grade level for an individual school. EducationCity offers a “home version” of the product directly to consumers, which costs $75 per year for a grade level suite of reading, math and science products. Reading Eggs products are priced as low as $3 per student. Northstar Learning products are priced as low as $4 to $18 per student and are also substantially less expensive than traditional textbook and software products currently purchased by students at community colleges, technical colleges, proprietary or for-profit colleges.
     Customized Standards-Based Content. Study Island offers online, standards-based instruction, practice and assessments for K-12 built from applicable standards in all 50 states, as well as Washington, D.C. and three Canadian provinces. We believe this deep customization is attractive to educators, providing them with a resource that meets their specific state and grade-level teaching needs in a variety of subjects. In addition, the Company launched new common core products in 2010 built from the new reading and math national standards released in June 2010, which are provided to schools at no additional charge. We offer 2,335 products in math, reading/language arts, writing, science, social studies, French, German, and Spanish. In addition, we offer instruction, practice, assessments and test preparation for the General Educational Development (“GED”) and allied health licensure exams, as well as developmental studies in college readiness English/language arts and mathematics.
     Real-time Student Tracking, Built-in Remediation and Enrichment. We provide real-time reporting on student achievement, allowing educators to quickly identify learning gaps and provide targeted instruction and practice. Study Island and EducationCity also provide students with immediate feedback and explanations and, when required, remediation content designed to build foundational skills in order to accelerate students to grade-level proficiency. In addition, our products provide professional development materials that provide best-practice techniques for teachers to help students grasp key concepts and skills.
     Engaging, Fun and Easy to Use for Students. Our products utilize a simple, graphical user interface that is intuitive and easy to use. In addition, our products incorporate games and rewards in order to make learning fun and engaging for students. By engaging students and providing them with the tools they need to succeed, we enable them to take control of their own learning, boost their confidence and keep them interested in using our products, while creating a culture of academic success.
     Management Team with Strong Education and Technology Industry Expertise. Members of our senior management team have extensive experience in the education and technology industries. Our Chief Executive Officer, Tim McEwen, who has approximately 36 years of experience in the industry joined us in 2007. Our Chief Financial Officer, Mark Dubrow, who has approximately 12 years of technology accounting and finance experience, joined us in January 2011. Our Chief Strategy Officer, Donna Regenbaum, who also joined us in January 2011, manages product development, marketing and corporate strategy and has more than 20 years of operations and business experience. Our Chief Technology Officer, Ray Lowrey, who has over 30 years of technology experience, joined us in 2008. Our Chief Operating Officer, Martijn Tel, who has over eight years in educational publishing businesses, joined us in 2009.
Key Attributes of Business Model
     We believe the following are the key attributes of our business model:
     High Revenue Visibility and Strong Cash Flow Generation. We believe we have an attractive business model characterized by a visible recurring revenue stream and high profit margins. Our subscription-based revenue model and high recurring revenue provide strong revenue visibility. Our operations are designed to achieve and maintain attractive profit margins through our highly scalable 100% online delivery platform, relatively low research and development requirements and viral marketing strategy. In addition, we believe our low capital expenditure requirements and up-front subscription payments by customers generate strong cash flow and high returns on invested capital.
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
     Powerful Demand-Driven Sales and Marketing. Our products are often introduced into the classroom by principals or teachers, rather than mandated by district-level administrators. In a recent survey, 96% of our customers surveyed said that they would recommend Study Island to a friend or colleague. In addition to this viral demand for our products and services, we have a 227 member team of specialized sales and support professionals who are experienced in generating new sales of online educational products. We believe that our focus on the classroom and site-level sales results in greater customer loyalty, as evidenced by growing revenue from our existing customer base. In addition, the price points for our products are set at levels that typically fall within a school principal’s discretionary budget or can be funded by individual teachers or through parent fundraising efforts. Once teachers and principals in one school become dedicated customers, we believe their recommendations often lead to additional sales within the school and other schools within the district. Over time, these site-based customer advocates are instrumental in helping us gain access to district administrators and achieve district-wide purchases.
Our Growth Strategy
     Our goal is to be the leading provider of subscription-based online supplemental education tools across the K-12 and postsecondary education markets through the following strategies:
     Expand the Number of Schools Using Our Products. As of December 31, 2010, Archipelago Learning products were embedded in 37,500 schools in the United States, Canada and United Kingdom and used by 13.2 million students.
     Our products (including Study Island, EducationCity, Reading Eggs and Northstar Learning) were used in nearly 28,500 schools throughout all 50 states, Washington, D.C. and Canada. Sales to schools in the United States represented approximately 24% of the roughly 95,000 public and 23,000 private and Catholic K-12 schools in the United States. We believe that there is a significant opportunity to expand the number of schools that use our products. For instance, compared to 2009, we have experienced a nearly 60% increase in invoiced sales of our products to high schools. However, about 12% of our invoiced sales in 2010 were derived from subscriptions of our products by high schools. We believe the Federal government’s focus on lowering the high school drop-out rate and improving high school graduate college and job readiness will drive increased demand for our high school products. Accordingly, we believe high schools provide us with a significant market opportunity. We also continue to expand our sales organization in specific states, targeting our direct mail and e-marketing efforts to educators in schools that do not use Study Island, encouraging a “viral” marketing model through the use of customer references and referrals, providing free product trials and optimizing the appearance of Study Island in key-word searches on leading web search engines. In addition, as we deepen our school penetration, we increasingly are focused on selling Study Island at the district level.
     With the acquisition of EducationCity in 2010, we have added around an additional 11,700 schools and about 2.2 million students in the United States and the United Kingdom as of December 31, 2010. We believe that there is a significant opportunity to expand the number of schools that use EducationCity in the United States. Further, with 9.6 million students in approximately 33,000 schools in the United Kingdom, we believe that there is a significant opportunity to expand the number of schools in the United Kingdom that use EducationCity. In addition, we believe other English-speaking countries, including Australia, New Zealand and South Africa, also provide potential near-term growth opportunities, and we intend to develop products for these markets.
     In September 2010, we entered into an exclusive royalty agreement with a third party to expand our EducationCity products into China. The expansion will be marketed by the third party provider to obtain subscribers to the EducationCity product in China. EducationCity will receive a base royalty plus an additional royalty for each student per year of access to the localized site. The term of the agreement is for three years, with optional renewal terms.
     Increase Revenue per School. In many schools that already subscribe to one or more of our products, we have the opportunity to sell additional core grade level and subject area products, as well as new products, such as our benchmark assessments and graphic novel reading intervention. Our inside sales team specifically targets our existing customer base to sell add-on products. As we enhance our products with new features and functionality that provide increased value to our customers, we believe we will be able to price these enhancements accordingly, although currently limited somewhat by school budgetary constraints. In addition, the increased complexity of high school subject matter and related assessment standards allow us to price high school products higher than those for the elementary and middle school markets, and high school enrollments are usually larger, resulting in higher average revenue from invoiced sales. We intend to leverage our domain expertise in instruction, practice and assessment to introduce new high school oriented products, including reading and math remediation products and core subject end of course and exit exam preparation, advanced placement exam preparation, PSAT, SAT, ACT and other test preparation, and high school courses for credit and credit recovery. Further, we have the opportunity to cross sell our Study Island products to schools currently buying EducationCity products and vice-versa.
     Develop New Products and Enhancements to our Online Platform. We continually develop new products, as well as new features and functionality for our online platform, to address student needs and teacher requests. These products also provide additional revenue opportunities.
•	In January 2010, we released Study Island Version 3, or “V3”, which added additional functionality to our Study Island online platform, which includes a custom assessment builder, lesson plans and lessons, video content, special needs support (including expanded text-to-speech functionality), a writing utility, digital locker, new and more sophisticated games, and embedded professional development for teachers.

•	In June 2010, we acquired EducationCity, a leading developer and publisher of EducationCity.com, an online Pre-K-6 educational content and assessment program for schools in the United Kingdom and United States.

•	In August 2010, we began selling Reading Eggs, an online product focused on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale.

•	Between August and December 2010, we released Study Island Version 4, or “V4”, featuring a completely new high school website, which has a more mature look and feel, an enhanced game interface with age-appropriate games for teen students, reading and math remediation products, end of course and exit exam preparation, advanced placement exam preparation, PSAT, SAT, ACT and other norm-referenced test preparation, as well as supplemental support for high school courses for credit and credit recovery. Other notable enhancements included in Study Island V4 are a fully customizable teacher portal, a rich data-laden weekly principal report, and interactive flashcard capabilities for students and teachers.
     Expand into New Related Markets. We intend to continue to expand our product and service offerings into additional education and related market segments, and into new geographic markets. In 2009, we launched Northstar Learning in the postsecondary educational market and began our first international operations by introducing Study Island into the Canadian market. Our 2010 acquisition of EducationCity positioned us in the U.K. market, and we believe that other English-speaking countries, including Australia, New Zealand and South Africa, also provide potential near-term growth opportunities. We also entered into an exclusive royalty agreement in 2010 with a third party to expand our EducationCity products in China. In addition to our geographic expansion, in 2010, we began selling Reading Eggs, an online product focused on teaching younger children how to read, pursuant to a distribution agreement. We believe there are additional longer-term opportunities to expand beyond the K-12 market, including opportunities to increase sales of our products directly to parents, public libraries, school libraries and homeschool settings.
     Postsecondary Market. We intend to continue to expand our Northstar Learning product offering in the postsecondary education market, in which we see significant opportunities. NCES estimates that approximately 21 million students were enrolled in degree-granting postsecondary institutions in the fall of 2009.
     According to the GED Testing Service, in 2009, approximately 39 million adults, aged 16 or older, in the United States did not have a high school diploma and were not enrolled in any educational program, but only about 1.0% of them earned a GED. In 2009, approximately 788,000 candidates took at least one of the five GED tests. However, only about 69% of adults who took at least one of the five GED tests passed the test in 2009.
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
     Many of the occupations projected to grow the fastest in the economy are concentrated in the health care industry. According to a U.S. Bureau of Labor Statistics report, health care was one of the largest U.S. industries in 2008 and health care will generate 3.2 million wage and salary jobs between 2008 and 2018, more than any other industry. Many of these occupations require some form of licensure or certification, but most workers have jobs that require less than four years of college education, according to the U.S. Bureau of Labor Statistics report.
     In January 2010, we launched a comprehensive College and Career Readiness bundle (“CRB”), which reinforces the learning process and ensures that every learner can be well-prepared for a successful and confident transition to their college or career choice. For one low price per student, our CRB provides online learning for on-grade students, remediation for struggling students, and advanced programs for high-achieving students. The CRB includes high school programs built from state standards, extended learning curriculum for high school, ACT or SAT Preparation, advanced placement test preparation and online study guides, graphic novels for reading intervention, developmental math, reading, and writing programs, and college-level study guides.
     Pursue Acquisitions and Strategic Relationships. Since 2007, we have sought acquisitions and strategic alliances that expand our product and service offerings, expand our geographic and end markets, and provide additional revenue opportunities. We intend to continue to pursue acquisitions that have products, services and businesses that are compatible with our Archipelago Learning brand identity, culture and corporate mission, such as our recent acquisition of EducationCity and our distribution agreement with Reading Eggs. We expect that our acquisition activity will be focused exclusively on web-based products and services for our target markets. In addition, we believe our large student audience of over 13.2 million students provides a significant and valuable opportunity to enter into strategic relationships in order to cross-sell other appropriate, teacher- and parent-approved products to our students.
Our Products and Services
     Archipelago Learning is a leading subscription-based, SaaS provider of education products. Our products provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms.
   Core Educational Principles
     We believe that one of the keys to our success lies in our core educational principles that guide product design and development:
•	Clear expectations. Each product session focuses on an academic standard or underlying topic and sets forth a clear goal for the student to master the targeted skill or concept.

•	High quality, rigorous content. We have internal subject area writer and editor expertise and deep knowledge of each set of specific standards for which we offer products. We build content from the ground-up, customized to each set of standards for a particular subject. We utilize a scaffolding approach to content development that begins with skill building and then builds to higher level thinking skills. This “building block” learning approach ensures that students master grade level content and are prepared for state assessments.

•	Fun and engaging assignments. Study Island sessions are embedded with short games segments and reward student mastery of standards with achievement certificates. These features provide continual positive reinforcement and reward learning to engage students and build student confidence. EducationCity and Reading Eggs include animated lessons and activities within the programs to encourage effort and achievement with rewards.

•	Immediate feedback. Students receive immediate feedback and explanations for each question, allowing them to learn and quickly apply new knowledge to subsequent questions and to build skills and conceptual understanding in order to handle more complex content that follows.

•	Student responsibility for learning. Study Island automatically offers explanations and prescribes remedial or “building block” topics when a student does not master a standard or sub-topic, allowing the student to quickly address any learning weakness. The student can continue with these remediation topics until he or she gradually accelerates back to grade level proficiency, receiving built-in rewards for learning along the way.
   Study Island
Study Island offers subscription-based online products that provide standards-based instruction, practice, assessment and productivity tools for teachers and students. Each of Study Island’s products is specifically built from the requirements for a subject area in a grade level in a particular state. We offer products for math, reading, language arts, writing, science and social studies. Our in-house content development team creates between five and ten new subject and grade level product offerings a month, and we offer specialty products based on national standards in subject areas such as technological literacy, health and fine arts. During 2010, students answered approximately 3.6 billion of our practice questions. Customers may subscribe to any number of products to best suit their individual classroom or school needs. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new Study Island customers, resulting in a subscription term longer than one year.
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
     Study Island has also linked its program to popular classroom response hand-held devices, or clickers, which are manufactured and sold by other companies and enable Study Island sessions to be conducted in the classroom. The teacher typically teaches a particular standard or sub-topic and then projects Study Island questions on a whiteboard or a projection screen, and students answer using their handheld clickers. The teacher immediately receives results on his or her computer to determine whether the class comprehends the material or whether additional instruction is required. This classroom methodology enables teachers to ensure — as opposed to assume — that learning has effectively occurred.
     Study Island offers add-on features and programs, such as a benchmark assessment that enables educators to predict student performance on the end-of-year state assessment and provides diagnostic information to guide instruction. In addition, our graphic novel reading intervention product is designed to remediate students who are behind in grade level reading. We regularly release new product enhancements to increase the value of Study Island’s core standard specific learning programs, including the January 2010 additional functionality added to our Study Island platform and the August  through December 2010 release of Study Island V4, as discussed above in “Develop New Products and Enhancements to our Online Platform”.

     We expanded Study Island’s market by releasing our first international products in October 2009 for three Canadian provinces: Ontario, Alberta and British Columbia.
EducationCity
     On June 9, 2010, we acquired EducationCity, a leading developer and publisher of online educational learning solutions with offices in the United States and the United Kingdom. Similar to Study Island, EducationCity offers subscription-based online products that provide standards-based instruction, practice, assessment and productivity tools for teachers and students. EducationCity offers products for math, reading, language arts, and science for children between three and 12 years old. Animated activities within the program encourage effort and achievement with rewards. Customers may subscribe to any number of products to best suit their individual classroom or school needs. Students can log in to EducationCity from any computer with internet access. Teachers can also utilize the product to teach new concepts in the classroom using the whiteboard tools, which provide teachers with a set of open-ended teaching tools set to relevant academic level.
Reading Eggs
     In 2010, Archipelago Learning entered into a distribution agreement with Blake Publication to become the U.S. distributor of the school version of Blake Publishing’s Reading Eggs product. Reading Eggs is an online early literacy program from Australia, designed to support core literacy teaching and to help students from ages three to eight become proficient readers. Developed by an experienced team of teachers, education writers, and developers, Reading Eggs comprises 100 research-based lessons within a motivational framework. The program contains an assortment of instructional tutorials, review activities, and games, building on and reinforcing the five key reading pillars — phonemic awareness, phonics, fluency, vocabulary and comprehension. After completing lessons, students complete a mastery quiz that provides teachers with a report of what each child is learning.
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
     We currently offer Northstar Learning products for GED exam preparation, developmental studies in college readiness, Allied Health and PRAXIS teacher certification. We also offer ten online study guides to help college students master the fundamental skills required for success in Freshman and Sophomore level mathematics, science and history courses.
     We intend to develop additional Northstar Learning products to address other vocational and technical career programs that require certification exams and online study guides for more difficult college and university courses. We also intend to expand our marketing and sales efforts to increase awareness of the Northstar Learning brand and products, and replicate our K-12 sales efforts and word-of-mouth viral marketing in the postsecondary market.

Our Customers
     The vast majority of our revenue relates to subscriptions to our products by schools and individuals. Approximately 95% of our revenue for the year ended December 31, 2010 relates to subscriptions from U.S. public and private schools and consumer/parent individual buys. As of December 31, 2010, our products were used by over 12.3 million students in approximately 28,500 schools across 50 states, Washington, D.C. and Canada. Approximately 5% of our revenue for the year ended December 31, 2010 relates to EducationCity subscriptions from public and private schools in the United Kingdom and parent/consumer individual buys. As of December 31, 2010, our products were used by over 0.9 million students in approximately 9,000 schools in the United Kingdom. Our principle customers in the United States are teachers, school principals, curriculum directors, superintendents, chief technology officers and other administrators. In the United Kingdom, our principle customers are Learning Authority administrators, headmasters, technology directors and other administrators. No single customer accounted for more than 1.5% of our total invoiced sales in 2010, 2009 or 2008.
Marketing, Sales and Customer Support
Marketing Activities
     Our marketing strategy is to continually increase Study Island, EducationCity, Reading Eggs and Northstar Learning brand awareness, and to continually generate qualified prospect leads for our sales teams. We focus our marketing efforts on individual schools, principals and teachers for sales to both new and existing customers.
     Our primary marketing activities include:
•	targeted campaigns to schools, such as search engine marketing, direct mail, e-mail marketing and print advertisements;

•	participation in tradeshows;

•	building on relationships with satisfied school customers to target new sales in other schools in the same district, in the entire district or in adjacent school districts;

•	customer newsletters and advertising inserts sent to schools with renewal reminders, including information about new and upgraded products;

•	webinars for existing customers introducing them to new products, add-on features and upgrades; and

•	incentives such as free months to attract new customers or free trials of add-on products to attract renewals.
     For Northstar Learning, we expect additional marketing activities to be similar to those of our K-12 products, but with a focus on postsecondary public and private institutions for developmental studies and allied health. We hired a Northstar Learning marketing coordinator who is responsible for search engine optimization, direct mail and e-mail marketing campaigns and participation in tradeshows to capture sales and qualified leads in the postsecondary market.
     Study Island pricing is available on Study Island’s website (www.studyisland.com) at each state landing page. EducationCity pricing is available on our EducationCity website (www.us.educationcity.com). Reading Eggs pricing is available on Study Island’s website and a separate landing page (www.readingeggs.com). Northstar Learning pricing is available on Northstar Learning’s website (www.northstarlearning.com). Our products and services are strategically priced to fall within the discretionary spending budgets of teachers and school administrators. The information that appears on these websites is not part of, or incorporated into, this annual report on Form 10-K. We evaluate our pricing on an ongoing basis and determine increases to reflect product enhancements, operating costs, the increased value of our products to our customers, and inflation and other economic factors impacting our markets.

   Field-based and Inside Sales Channels
     We have a 227 member team of specialized sales and support professionals who are experienced in generating new sales of online educational products. The Study Island sales team, our largest, is led by our vice president of sales and is divided into outside or field-based sales representatives overseen by five regional managers, a smaller inside sales team and an inside account manager with a team focused on renewals and sales of add-on products. Our field-based sales representatives are strategically located in and are responsible for larger enrollment metropolitan customer bases, and our inside sales team focuses on sales in more rural geographies. Our Study Island sales strategy begins with site-based or school level contact and focuses on individual school principals and teachers. Additionally, the Study Island sales team strives to enhance customer awareness of our Northstar Learning brand. Our Northstar Learning sales team focuses exclusively on adult learning centers and postsecondary institutions. In the United Kingdom, EducationCity has both a team of field-based sales representatives and a team of inside sales representatives located in the Rutland, U.K. office. The sales team consists of 31 employees including a director of sales & marketing. In the United States, EducationCity has an inside sales force in the Naperville, Illinois office consisting of 38 full-time telephone representatives and support staff plus an additional team of 39 seasonal temporary sales employees.
   Customer Support
     We provide our customers with service through our Implementation, Training, and Customer Relations teams. Our Implementation team provides free customized implementation assistance to schools, including contacting schools when we detect low levels of usage to learn how we may improve implementation and usage of our product in the school. Our Training department develops teacher and administrator training materials, hosts webinars and conducts site visits and in-school training sessions, as well as online trainings and phone consultations. Our award winning Customer Relations team provides free unlimited support to our customers, who may contact us via phone, live chat or by email. Our Customer Relations team is primarily comprised of former teachers and individuals with customer service and IT backgrounds.
Our Competition
     Study Island and EducationCity compete primarily with other providers of supplemental educational materials and online learning tools. We believe Study Island and EducationCity’s principal competitors include:
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

We believe the principal competitive factors in Study Island and EducationCity’s market are:

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
     We believe the principal competitive factors in Northstar Learning’s market are similar to those outlined above for Study Island and EducationCity.
Technology
   Engineering
     Our systems are built upon lightweight platforms enabling our customers to access the full set of functionality via a standard browser. Our systems operate in a completely hosted manner, eliminating the need for our customers to run any special hardware or software. This is a basic design criterion in our software architecture, to provide the most extensive set of services possible that are completely independent from our customer’s unique systems environment. We will continue to invest in improving the performance, functional depth and the usability of our services to better meet our customer’s needs.
     Our systems are constructed as highly scalable, SaaS applications that use commercially available hardware and a combination of proprietary and off-the-shelf software from companies such as Adobe and Microsoft. Our software development team has constructed proprietary services and leveraged existing capabilities such as database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service. This provides a stateless environment, in which users are not bound to a single server but can be routed in the most optimal way to any number of servers, with an advanced data caching layer.
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
     Our engineering team is constantly focused on improving and enhancing the features, functionality and security of our existing service offerings, as well as developing new capabilities such as the recent release of a new version of Study Island. As a result of our proven SaaS model, our existing customers will be able to realize the full value of these enhancements without the need to go through a massive upgrade process. During 2011-2012, we plan to significantly upgrade the current Study Island technology platform in order to enhance its scalability for future growth, which will result in the acceleration of the related unamortized expense related to this asset of $0.3 million over the remaining 20 month life of the asset. A separate EducationCity engineering team resides at our offices in the United Kingdom, but works closely with Study Island’s engineering team.

   Operations
     We serve all of our Study Island and Northstar Learning customers and users from a single, third-party web-hosting facility located in Dallas, Texas, leased from Colo4Dallas, Inc. The Colo4Dallas facility is built to a high level of availability and control and is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. Bandwidth to the internet is provided by multiple independent companies and we continuously monitor the performance of this service. The monitoring features that exist include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.
     As part of our disaster recovery arrangements, all of our customers’ data is replicated in a separate back-up facility near Chicago, Illinois. This is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even in the case of a catastrophic disaster at the Colo4Dallas facility, our strategy will allow for full operation within 24 hours or less.
     Our EducationCity U.S. servers, including backup servers, are located in data centers in Dallas, Texas; Austin, Texas and Chicago, Illinois and our EducationCity U.K. servers, including backup servers, are located in data centers in London, England. We are in the initial planning phase of preparing a disaster recovery arrangement for EducationCity.
   Integration with District Student Interoperability Systems
     The Study Island core web applications has been designed to integrate with Student Interoperability Systems, or SIS, which employ the Student Interoperability Framework, of SIF, specifications, as a method for overall student tracking. SIF creates a common set of specifications to allow different applications to interact and share data, and facilitates the use of technology in education. The use of SIF allows Study Island to maintain a real-time roster for each one of its SIF enabled districts, and facilitates the transition of information from one school to another within a district. Our engineering team is available to work directly with a school district’s technology team to assist with information transfers.
   Seasonality
     In the United States, seasonal trends associated with school budget years and state testing calendars also affect the timing of our sales of subscriptions to new and existing customers. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. Subscriptions to our products generate the vast majority of our revenue. Our products are sold as subscriptions through purchase orders. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new customers. We generally contact schools several months in advance of the expiration of their subscription, to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school, and if a school subsequently purchases a subscription after this renewal period, we consider it to be a new subscription.
     In the United Kingdom, seasonal trends associated with school budget years affect the timing of our sales of subscriptions to new and existing customers. As a result, there is a peak in new subscriptions and renewals late in the first quarter because teachers and school administrators often make purchases at the end of their fiscal year, which is usually April 5. The fourth quarter is also typically strong, with some customers working to calendar year budget periods, while third quarter is weakest due to the U.K. vacation period.
Intellectual Property
     We develop proprietary educational content and assessment and reporting materials, and a significant majority of the questions and materials in our Study Island, EducationCity and Northstar Learning products have been developed internally. We rely on copyright protection for our internally developed content. We also own or license a number of trademarks, service marks, trade secrets and other intellectual property rights that relate to our products and services. Our content development costs in the years ended December 31, 2010, 2009 and 2008 were $4.7 million, $3.8 million and $2.2 million, respectively. We continue to invest in our intellectual property as we develop new content and expand the scope of our products and services. As appropriate, we also utilize confidentiality and licensing agreements with our employees, students, independent contractors and suppliers.
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
     We own several internet domain names that include the terms Study Island, Archipelago Learning, EducationCity and Northstar Learning, among others.
Employees
     As of December 31, 2010 we had 402 employees, which included 47 full time equivalent contractors. Our 402 employees include 76 in content development, 227 in sales and marketing, 45 in information technology and programming and 54 in executive, human resource, finance, accounting and other support functions. Of our 402 employees, 321 are located in the United States and 81 are in the United Kingdom. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.
Available Information
     We make available free of charge, through our Internet website (www.archlearning.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that electronically file with the SEC at www.sec.gov. Additionally, such materials are available in print upon the written request of any shareholder to our offices located at 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204, Attention: Investor Relations.
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
     State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. In addition, with the recent decline in real estate values in almost every state and the resulting reassessments, property tax revenue is expected to decline over the next few years. According to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 5% in the third quarter of 2010, representing the third consecutive quarter that states reported growth in collections on a year-over-year basis. Despite three consecutive quarters of growth, state tax revenues were still 8% lower in the third quarter of 2010 than in the same quarter two years earlier. For the year ending in June 2010 — the period corresponding to most states’ fiscal years — tax collections declined by $19 billion or 2.7% from the preceding year, and were down $84 billion or 10.8% compared to fiscal year 2008. Continued declining tax revenues and unfavorable economic conditions may result in education budget cuts and lead to lower overall spending, including lower technology spending, by our current and potential clients, which may materially adversely affect our revenue. According to the Center on Budget and Policy Priorities, at least 34 states made cuts or have proposed cuts to K-12 and early education funding in their 2011 budgets. Declines in tax receipts and gaps in states’ budgets could result in decreased education spending as well as cuts in recently enacted federal education spending programs, reduced school budgets and reduced availability of discretionary funds, all of which could materially adversely affect our revenue and results of operations.
If national educational standards and assessments, including common core standards, are adopted, or if existing metrics for applying state standards are revised, new competitors could more easily enter our markets or the demands in the markets we currently serve may change.
     With the reauthorization of the Elementary and Secondary Education Act, or ESEA, commonly known during the Bush administration as No Child Left Behind, in 2001, Congress conditioned the receipt of federal funding for education on the establishment of educational standards, annual assessments and the achievement of adequate yearly progress milestones. These standards are established at the state level, and there are currently no national educational standards that are required to be assessed pursuant to ESEA. As part of ESEA, each state is required to establish clear performance standards for each grade level in reading, math and science in grades 3 through 8, and for high school exit or end-of-course exams. Most of our invoiced sales from subscriptions of our Study Island products are concentrated in grades K-8, which accounted for approximately 85%, 87% and 87% of our invoiced sales in 2010, 2009 and 2008, respectively. Subscriptions of our Study Island products by high schools accounted for approximately 13%, 11% and 10% of our invoiced sales in 2010, 2009 and 2008, respectively. Further, most of EducationCity’s revenue is attributable to grades Pre-K-6.
     In 2009, the National Governors Association Center for Best Practices (“NGA Center”) and the Council of Chief State School Officers (“CCSSO”) launched a project to develop Common Core Standards for K-12 in reading and mathematics. As of December 31, 2010, 42 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards.
     While it is uncertain exactly how this initiative will play out over the next two to three years, a shift to national performance standards or a reduction in the use of government-imposed standards may result in a material decline in demand in the markets that we serve.
     In addition, our Study Island and EducationCity products are specifically built from the varying assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. If national standards and assessments replace the current state assessments, it would be easier for competitors to develop similar products tailored to one national set of standards rather than multiple state standards. If such an increase in competition occurred, our ability to compete effectively could be negatively impacted and our revenue and profitability could materially decline.
If Congress does not reauthorize the Elementary and Secondary Education Act, or ESEA, or other legislation does not continue to mandate state educational standards and annual assessments, demand for our products and services could be materially adversely affected.
     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. In 2011, the federal administration recommended significant changes to ESEA. While many politicians believe that the nation’s primary education law needs to be revised, we believe this will not happen until the second half of 2011 at the earliest.
     Uncertainty continues to surround the substance and timing of ESEA reauthorization. If ESEA is not reauthorized or extended or does not maintain or increase the importance of state-by-state education standards and assessments, or if other federal or state legislation were to lessen the importance of such standards and assessments, our products and services could become significantly less valuable to our customers, and our revenue and profitability could materially decline.
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
     We were founded in 2000 and began offering our Study Island products in 2001. Since our founding, we have continually launched new Study Island products, entered additional states and experienced rapid growth and increasing market share in the expanding market for online learning. We began offering our Study Island products in all 50 states as of the 2008-2009 school year, and we launched our Northstar Learning product line in April 2009. In June 2010, we acquired EducationCity, an online Pre-K-6 educational content and assessment program for schools in the United States and United Kingdom. In August 2010, we began selling Reading Eggs, an online product focusing on teaching young children to read. Because many of our current products and services are relatively new and we have recently entered new markets, we may be unable to evaluate the relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product and service offerings, acquire and integrate complementary businesses and enter new markets.
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
Our revenue is primarily generated by sales of subscriptions to our products over the term of the subscription. Our customer renewal rates are difficult to predict and declines in our sales of our products or our customer renewal rates may materially adversely affect our business and results of operations.
     Sales of our Study Island and EducationCity products account for the vast majority of our revenue and we anticipate that revenue from sales of these products will continue to account for a substantial majority of our revenue for the next few years. Our products are sold as subscriptions through purchase orders. The average subscription period for our products is 15 months. We also occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new customers, resulting in a subscription term longer than one year. Our customers are not obligated to renew their subscriptions at the end of the term, nor are they required to pay any penalties if they fail to renew their subscriptions. Because of constraints on the use of state, local and federal funding, some of our customers are only able to purchase subscriptions for 12-month periods. As a result, our customers have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our sales team begins the renewal process approximately six months prior to a subscription ending and consider this a renewal opportunity; however, our customers may choose to renew for fewer students or fewer products, which would reduce our revenue. Sales of our products or services or our customer renewal rates may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, decreased school funding, pricing pressures, competitive factors or any other reason. These and other factors that have affected our product sales or customer renewal rates in the past are not predictive of the future, and, as a result, we cannot accurately predict customer renewal rates. If sales to new customers decline or our customers do not renew their subscriptions at previous levels, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.
Our products are predominantly purchased by individual schools, and any decisions at the district or state level to use the products and services of one of our competitors, or to limit or reduce the use of web-based educational products, could materially adversely affect our ability to attract and retain customers.
     The sales model for our products relies heavily on word-of-mouth referrals among teachers and school administrators who purchase our products and services for use by their students. If policymakers at the district or state level determine that our products and services are not the best option for schools in their district or state, or if they decide to decrease or discontinue the use of web-based educational products, individual teachers and school administrators may lose the ability to decide what, if any, online educational products and services they use. Such action may result in the loss of our customers and may materially limit our ability to attract new customers. In addition, our competitors may more successfully market their products and services at the district or state level, which could result in a decline in sales of our products and services.
Fluctuations in sales or renewals may not be immediately reflected in our results of operations.
     Our products are sold as subscriptions through purchase orders. We recognize revenue from these customers monthly over the term of each of their subscriptions, which averages 15 months. We also occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new customers, resulting in a subscription term longer than one year. As a result, substantially all of the revenue we recognize in any period is deferred revenue from subscriptions purchased during previous periods. Consequently, a decline in new sales or subscription renewals in any particular period will not necessarily be fully reflected in the revenue in that period and will negatively affect our revenue in future periods. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales, subscription renewals or market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers would be recognized ratably over the applicable subscription term.
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

     All of web platform servers and routers, including backup servers, are currently located in facilities in Dallas, Texas; Austin, Texas; Chicago, Illinois and London, England. As part of our disaster recovery arrangements, our Study Island customers’ data is replicated in a separate back-up facility near Chicago, Illinois.
     We are in the initial planning phase of preparing a disaster recovery arrangement for EducationCity. Any disruption of operations of or damage to these servers could materially harm our ability to operate our business. We also may need to make additional investments to improve the performance of our platform and prevent disruption of our services. Any disruption or significant interruption in the operations of our data centers may result in a loss of customer satisfaction and limit our ability to retain and attract customers.
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
     Our products and services require the disclosure of student information by educational institutions and credit card information by some customers. The vast majority of our product users are minors. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Many states have also passed laws requiring notification to users when there is a security breach of personal data. Additionally, the Family Educational Rights and Privacy Act, or FERPA, protects the privacy and restricts the disclosure of student information, and we must remain FERPA-compliant through security policies, processes, systems and controls, including using software that detects hackers and other unauthorized or illegal activities. We cannot predict whether new technological developments could circumvent these security measures. If the security measures that we use to protect personal or student information or credit card information are ineffective, we may be subject to liability, including claims for invasion of privacy, impersonation, unauthorized purchases with credit card information or other similar claims. In addition, the Federal Trade Commission and several states have investigated the use of personal information by certain internet companies. We could incur significant expense and our business could be materially adversely affected if new regulations regarding use of personal information are introduced, if our security measures are ineffective or if our privacy practices are investigated.
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
     Each of our Study Island and EducationCity products is built from specific state standards for a particular grade level and subject in the K-12 market. With these standards continually changing and our release of new Study Island products, as well as the updating of our new Northstar Learning products, our product and content development teams may not be able to respond to changing market requirements on a timely basis. In addition, we are entering new markets, such as the postsecondary and international markets, which will place new demands on our product and content development teams. These are new, unproven markets for us, and if we are not able to generate sufficient new revenue to exceed the incremental costs associated with developing and delivering new products and entering new markets, our results of operations may be materially and adversely affected. Furthermore, we may be unable to develop and offer additional products and services on commercially reasonable terms and in a timely manner, if at all, or maintain the quality and consistency necessary to keep pace with changes in market requirements and respond to competitive pressures. A failure to do any of these things may result in a material decline in our revenue and may prevent us from maintaining profitability.
We may not realize the expected benefits of the EducationCity acquisition because of integration difficulties and other challenges. In addition, if we acquire or invest in any other companies, services or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and materially adversely affect our results of operations.
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
     In addition, as part of our growth strategy, we may acquire or invest in additional complementary companies, services and technologies. We cannot assure you that we will be able to consummate any such acquisitions or investments on favorable terms or at all. If we fail to properly evaluate and execute our acquisitions or investments, our business and prospects may be seriously harmed. Such acquisitions and investments involve numerous risks, including:
•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	significant one-time costs, including banking, legal and accounting fees and payment of severance packages;

•	potential loss of key employees;

•	potential loss of customers;

•	risk of not maintaining or increasing sales volume;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	delays in customer purchases due to uncertainty;

•	risk of failing to implement our business plan for the acquired business; and

•	potential impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.
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
     The continued development of our brand identity is important to our business, and expanding brand awareness is critical to attracting and retaining our customers. Although our Study Island brand has existed since 2000 and EducationCity has existed since 1999, our Northstar Learning and Archipelago Learning brands are relatively new, having launched in April 2009 and August 2009, respectively. Our existing and potential customers may not be aware of the relationship of our brands with one and another, particularly Archipelago Learning serving as an umbrella for each of our products and Northstar Learning serving as a postsecondary education product line. Our newer brands are unproven and may not be successfully received by our customers. In addition, we have launched our Study Island products in a number of new states over the last several years and intend to launch Study Island products in international markets in the future. As we continue to increase subscriptions and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brand. We cannot provide assurances that our sales and marketing efforts will be successful in further promoting our brand in a competitive and cost-effective manner. If we are unable to maintain and enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially adversely affected.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our sales and marketing expenditures in recruiting new customers.
     Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our sales efforts, including our ability to:
•	secure additional new school and district customers as our penetration increases;

•	retain existing customers and sell them additional products and services;

•	continue our strong “word-of-mouth” customer referrals;

•	retain our most productive sales managers and staff;

•	compete effectively against larger competitors to secure district level sales; and

•	build an “education” thought leadership position with key state and district education administrators.
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
     We have not registered our copyrights in all of our software, written materials, website information, designs or other copyrightable works. The U.S. Copyright Act automatically protects all of our copyrightable works, but without registration we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registrable in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.
We must monitor and protect our internet domain names to preserve their value. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of our trademarks.
     We own several domain names that include the terms Study Island, Archipelago Learning, EducationCity and Northstar Learning, among others. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the web address that appears to the right of the “dot,” such as “com,” “net,” “gov” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business and reputation.
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
     We are dependent on the services of Tim McEwen, our Chief Executive Officer; Mark Dubrow, our Chief Financial Officer; Ray Lowrey, our Chief Technology Officer; Julie Huston, our Executive Vice President Global Sales; Martijn Tel, our Chief Operating Officer; Donna Regenbaum, our Chief Strategy Officer, our other vice presidents and senior editors, and other members of our senior management team. Other than non-compete provisions of limited duration included in employment agreements that we have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

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
We intend to continue to expand into international markets, which will subject us to additional economic, operational and political risks that could increase our costs and make it difficult for us to continue to operate profitably.
     We launched Study Island products in Canada in 2009, and we also completed the acquisition of EducationCity in June 2010, whose products are used in over 9,000 schools in the United Kingdom. In September 2010, we entered into an exclusive royalty agreement with a third party to expand our EducationCity products into China. We also intend to continue to expand into other international markets. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:
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
     In June 2010, the credit agreement governing the term loan and the revolving credit facility with our subsidiary, Archipelago Learning, LLC, was amended to permit the acquisition of EducationCity and to add a $15.0 million supplemental term loan and an additional $10.0 million to the revolving credit facility, both of which were drawn in order to finance the acquisition. Archipelago Learning, LLC subsequently repaid the $10.0 million revolving credit facility during the quarter ended September 30, 2010. We repaid $0.8 million of the term loan in 2010. As of December 31, 2010, Archipelago Learning, LLC had an outstanding term loan in an aggregate principal amount equal to $75.8 million and no revolving credit loans outstanding under its revolving credit facility which expires in November 2013. The agreements governing this credit facility contain various covenants that limit our ability to, among other things:
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
     We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. If our cash flow is inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us. Additionally, our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining revenue. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. We may incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness. The obligations under our credit facility are guaranteed by AL Midco, LLC, or AL Midco, and are secured by liens on substantially all of the assets owned by Archipelago Learning, LLC and AL Midco. For a more detailed description of our credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facility.”

Risks Related to Our Common Stock
Our stock price may fluctuate significantly, and you may not be able to resell your shares at or above the current market price.
     The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:
•	regulatory or political developments;

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the educational industry;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	litigation and governmental investigations; and

•	changing economic conditions.
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
     If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of December 31, 2010, we had 26,354,198 shares of common stock outstanding, including shares of restricted common stock. Holders of 1,242,408 shares are party to lockup agreements related to the acquisition of EducationCity. After these lock-up agreements have expired and holding periods have elapsed, 1,242,408 of additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our pre-initial public offering stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.
     As of December 31, 2010, our principal stockholders, directors and executive officers and entities affiliated with them owned approximately 54.8% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” and we will be able to enter into transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.
We no longer are a “controlled company” within the meaning of NASDAQ rules and as a result, we do not qualify for exemptions from certain corporate governance requirements upon which we previously relied. Our compliance with these corporate governance requirements from which we were previously exempt are ongoing and subject to continuing uncertainty, and a failure to comply within the applicable time frame may result in the delisting of our common stock on the NASDAQ.
     On May 19, 2010, we ceased to be a “controlled company” within the meaning of NASDAQ rules. As a result, we are no longer exempt from the requirement for us to maintain a majority independent board and for our compensation and nominating and corporate governance committees to be composed entirely of independent directors, and we must meet these requirements by May 19, 2011 to maintain the listing of our common stock on NASDAQ. Beginning on November 15, 2010, our board was composed of a majority of independent directors; however, our compensation and corporate governance and nominating committees are not fully independent. Although we intend to be in compliance with the NASDAQ requirements by May 19, 2011, we may not be successful in complying with these obligations, as they are subject to continuing uncertainty, which could result in the delisting of our common stock.
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
     Prior to our initial public offering in November 2009, we operated our business as a private company. We are now required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:
•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NASDAQ rules;

•	create or expand the roles and duties of our board of directors and committees of the board;

•	maintain a more comprehensive financial reporting and disclosure compliance functions;

•	maintain an accounting and financial reporting department, including personnel with expertise in accounting and reporting for a public company;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	maintain an internal audit function;

•	enhance our investor relations function;

•	establish and maintain new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
     These requirements entail a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2.	Properties
     Our corporate headquarters are located at 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204. Our material properties are listed below:

Location	Type	Lease Expiration	Square Footage
Dallas, Texas	Headquarters	2020	37,218
Dallas, Texas	Former headquarters	2012	18,508
Naperville, Illinois	EducationCity U.S.	2012	13,226
Rutland, U.K.	EducationCity U.K.	2014	9,000
Dallas, Texas	Hosting colocation facility	2011	504
Chicago, Illinois	Hosting colocation facility	2012	225

Item 3.	Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our 2011 Proxy Statement will include information relating to the compensation plans under which our equity securities are authorized for issuance, under the heading, “Equity Compensation Plan Information”, and we incorporate such information herein by reference. Please refer to Note 14, Stock-based Compensation, in the notes to the Consolidated Financial Statements included in this Annual Report, for additional information relating to our compensation plans under which our equity securities are authorized for issuance.
Market for Our Common Stock
     We completed our initial public offering on November 25, 2009, and our common stock began trading on the NASDAQ Global Market on November 20, 2009, under the symbol “ARCL”. The closing price of our common stock on March 8, 2011 was $10.69 The following table sets forth the high and low sales prices of our common stock for the period from our initial public offering through December 31, 2010, as reported by NASDAQ:

	High	Low
Year-ended December 31, 2010:
Fourth quarter	$12.95	$8.18
Third quarter	12.35	9.37
Second quarter	16.27	11.27
First quarter	21.22	13.77

Year-ended December 31, 2009:
November 20, 2009 through December 31, 2009	$20.79	$16.51
Holders
     As of March 8, 2011, there were 29 direct holders of record of our common stock. Including holders in broker accounts under street names, we estimate our shareholder base to be approximately 800 as of March 8, 2011.
Dividends
     From January 2008 through November 19, 2009, the date of the Corporate Reorganization, Archipelago Learning Holdings, LLC paid aggregate distributions to its equity holders of approximately $11.8 million. These distributions were made as return of capital to Archipelago Learning Holdings, LLC’s members and to enable equity holders to meet their estimated tax obligations.
     After the Corporate Reorganization and our initial public offering, we retained all available funds and any future earnings to reduce debt and fund the development and growth of our business and we do not anticipate paying any dividends on our capital stock for the foreseeable future. Our ability to pay dividends on our common stock is restricted by the terms of our credit facility and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.
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
     In connection with the acquisition of EducationCity on June 9, 2010, we issued 1,242,408 shares of Archipelago Learning, Inc. common stock, par value $0.001 per share, to the former owners of EducationCity. The issuance of these shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, as it was a transaction by the issuer not involving a public offering of securities.

Archipelago Learning Purchases of its Equity Securities
     None.
Use of Proceeds
     We received approximately $43.9 million in net proceeds from our initial public offering in November 2009. As of December 31, 2009, we had not used any of those proceeds. During the year ended December 31, 2010, we used $28.8 million of the proceeds from our initial public offering, along with additional financing through our supplemental term loan and revolver and additional cash on hand, to purchase EducationCity. See Note 3 in our consolidated financial statements for further information on the acquisition of EducationCity. We intend to use the remaining net proceeds from our initial public offering for general corporate purposes.

Stock Performance Graph
     The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
     The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and a group of our peers for the period beginning on November 20, 2009 (the date our common stock commenced trading on NASDAQ) through December 31, 2010, assuming an initial investment of $100, with reinvestment of dividends.
     The peer group we have selected includes companies from the educational technology, higher education and SaaS industries, reflecting the industries in which we take part. The group includes the following companies: American Public Education, Inc.; Athenahealth, Inc.; Blackbaud, Inc.; Blackboard, Inc.; Bridgepoint Education, Inc.; Capella Education Company; Concur Technologies, Inc.; Grand Canyon Education, Inc.; K12, Inc.; Rightnow Technologies, Inc.; Rosetta Stone, Inc.; Salesforce.com, Inc.; Strayer Education, Inc.; Taleo Corporation and The Ultimate Software Group Incorporated.
     The data in the graph below represent historical data and are not indicative of, not intended to forecast, future performance of our common stock.
COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
Among Archipelago Learning, Inc., the NASDAQ Composite Index
and a Peer Group

*	$100 invested on 11/20/09 in stock or 10/31/09 in index, including reinvestment of dividends. Fiscal year ending December 31.

Measurement	Archipelago	NASDAQ
Date	Learning, Inc.	Composite	Peer Group
11/20/2009	$100.00	$100.00	$100.00
11/30/2009	98.56	104.99	100.11
12/31/2009	110.28	110.86	111.53
1/31/2010	95.15	104.88	102.41
2/28/2010	96.80	109.43	108.87
3/31/2010	77.68	117.11	119.72
4/30/2010	77.25	119.75	124.33
5/31/2010	77.30	109.79	122.20
6/30/2010	60.90	103.19	117.06
7/31/2010	58.28	110.30	130.02
8/31/2010	55.41	103.91	122.15
9/30/2010	63.77	116.38	133.73
10/31/2010	56.31	123.12	134.89
11/30/2010	45.98	122.61	148.61
12/31/2010	52.26	130.29	147.91

Item 6.	Selected Financial Data
     The following selected consolidated financial data has been derived from and should be read in conjunction with our consolidated financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.
     In January 2007, Providence Equity Partners, together with Cameron Chalmers and David Muzzo (our founders) and MHT-SI, LP, acquired 100% of the voting equity interests in Archipelago Learning Holdings, LLC, the parent of Archipelago Learning, LLC, which acquired substantially all of the assets of Study Island, LP. All periods ending prior to January 1, 2007 are referred to as “Predecessor,” and all periods including and after such date are referred to as “Successor.” The consolidated financial statements for all Successor periods may not be comparable to those of the Predecessor period.
     In addition, during 2009, we completed our Corporate Reorganization and IPO, resulting in a new equity structure and an inflow of cash and cash equivalents of $46.1 million. See Note 1 in the Company’s consolidated financial statements for further information on the Corporate Reorganization and IPO. We also completed the sale of our TeacherWeb business and classified it as a discontinued operation in our consolidated statements of income and cash flows. See Note 6 in the Company’s consolidated financial statements for further information on the sale of TeacherWeb.
     On June 9, 2010, we acquired EducationCity, which provides online Pre-K-6 instructional content and assessments for reading, math and science. The data below includes the results of EducationCity as of June 9, 2010. See Note 3 in the Company’s consolidated financial statements for further information on the acquisition of EducationCity.

	Successor				Predecessor
	2010	2009	2008	2007	2006
		(In thousands, except per share data)
Consolidated Statements of Income:
Revenue	$58,650	$42,768	$31,415	$18,250	$10,065
Gross profit	53,610	39,694	29,524	17,500	9,722
Income from continuing operations	8,937	12,630	8,230	3,615	3,636
Net income from continuing operations	$3,452	$6,374	$1,114	$2,924	$3,663

Earnings per share from continuing operations:
Basic and Diluted	$0.13	$0.31	$0.06	$0.15	$0.18

Consolidated Balance Sheet Data:
Deferred revenue	$59,045	$36,443	$26,922	$16,931	$9,318
Cash and cash equivalents	32,398	58,248	13,144	11,060	1,387
Total assets	266,962	192,535	142,025	127,591	4,227
Long-term debt, net of current	74,913	60,876	68,600	69,300	—
Total liabilities	159,645	109,525	101,551	89,244	9,762
Total equity (deficit)	107,317	83,010	40,474	38,347	(5,535)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our consolidated financial statements and the related notes in Item 15 of this report.
Overview
     Archipelago Learning is a leading subscription-based, SaaS provider of education products. We provide standards-based instruction, practice, assessments and productivity tools that support educator’s efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms. As of December 31, 2010, our products were utilized by over 13.2 million students in nearly 37,500 schools in all 50 states, Washington D.C., Canada, and the United Kingdom.
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science and have grown from serving 57 schools in 2001 with Study Island to 37,500 schools as of December 31, 2010 with our four product lines, Study Island, EducationCity, Northstar Learning and Reading Eggs. Study Island helps students in K-12 master grade level academic standards in a fun and engaging manner. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
     In November 2009, we sold our TeacherWeb business to Edline Holdings, Inc. (“Edline”), a private educational technology company offering products and services similar to TeacherWeb. We had previously made an investment in Edline in August 2009. See Notes 6 and 7 in our consolidated financial statements.
     In June 2010, we entered the U.K. market with the acquisition of EducationCity, a leading developer and publisher of EducationCity.com, an online Pre-K-6 educational content and assessment program for schools in the United Kingdom and United States. Similar to Study Island, EducationCity maps to standards, combines rigorous content and interactive animations, fun games, and motivational rewards to drive academic success in a fun and engaging manner. Unlike Study Island, EducationCity core classroom and individualized instruction is geared toward the initial teaching phases of academic content. EducationCity helps students learn basic skills and concepts while Study Island helps assess, reinforce and master this knowledge. When used in conjunction with one another, EducationCity and Study Island provide a powerful comprehensive teaching and reinforcement solution to enhance student learning and teacher performance.
     Pursuant to the acquisition of EducationCity, we operate as three operating segments, Study Island, Educationcity Limited (a U.K. company) and Educationcity Inc. (an Illinois company). We aggregate the three operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability. See Note 16 in our consolidated financial statements for further information on segments and geographic area disclosures.
     In August 2010, we began selling Reading Eggs, an online product focusing on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. Beginning in 2011, the Company will be required to pay a minimum royalty each year of the agreement.
     In the United States, seasonal trends associated with school budget years and state testing calendars also affect the timing of our sales of subscriptions to new and existing customers. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. In the United Kingdom, seasonal trends associated with school budget years affect the timing of our sales of subscriptions to new and existing customers. As a result, there is a peak in new subscriptions and renewals late in the first quarter because teachers and school administrators often make purchases at the end of their fiscal year, which is usually April 5. The fourth quarter is also typically strong, with some customers working to calendar year budget periods, while third quarter is weakest due to the U.K. vacation period.
     Subscriptions to our Study Island and EducationCity products generate the vast majority of our revenue. Our products are sold as subscriptions through purchase orders. The average subscription period for our products is 15 months, and we occasionally sell multi-year subscriptions. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new customers. We generally contact schools several months in advance of the expiration of their subscription, to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school, and if a school subsequently purchases a subscription after this renewal period, we consider it to be a new subscription.
2010 Events
     In January 2010, we released Study Island Version 3, or “V3”, which added additional functionality to our Study Island online platform, which includes a custom assessment builder, lesson plans and lessons, video content, special needs support (including expanded text-to-speech functionality), a writing utility, digital locker, new and more sophisticated games, and embedded professional development for teachers.
     Between August and December 2010, we released Study Island Version 4, or “V4”, which was well received by customers, with all features getting very favorable feedback. The flagship feature of V4 is a completely new high school website, which has a more mature look and feel. In conjunction with the enhanced game interface and the release of age-appropriate games for teen students, we have significantly upgraded our high school product offering. Other notable enhancements include a fully customizable teacher portal, a rich data-laden weekly principal report, and interactive flashcard capabilities for students and teachers.
     We published 168 new Study Island products during the year ended December 31, 2010, with a focus on expanding our high school product line across all major subject areas in our largest states, including publishing new SAT, ACT and advanced placement test preparation products and filling in grade level and subject area holes in our elementary and middle school line-up for mid-size and small states. We also developed a new set of products based on the Common Core Standards for grades 2 through 8, as well as high school, and we began rolling out these new products to the states who have adopted them.
     On June 9, 2010, we acquired EducationCity through the purchase of 100% of the equity of EducationCity for a purchase price of: (i) $65.1 million in cash; (ii) 1,242,408 shares of common stock of the Company; and (iii) $5.0 million in additional deferred cash consideration. The Company also paid the sellers $0.2 million for a post-closing working capital adjustment. The acquisition was financed with cash on hand and the proceeds of a new $15.0 million supplemental term loan and $10.0 million in revolving loan commitments. Revenues of $5.1 million and net losses of $1.7 million arising from EducationCity are included in the consolidated statements of income for the year ended December 31, 2010.
     In August 2010, we began selling Reading Eggs, an online product focusing on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. Beginning in 2011, the Company will be required to pay a minimum royalty each year of the agreement.
     In September 2010, we entered into an exclusive royalty agreement with a third party to expand our EducationCity products into China. The expansion will be marketed by the third party provider to obtain subscribers to the EducationCity product in China. EducationCity will receive a base royalty plus an additional royalty for each student per year of access to the localized site. The term of the agreement is for three years, with optional renewal terms.
Key Legislative Developments that May Impact Our Business and Operations
     In the United States, the increased focus on higher academic standards and assessments as a means to measure educator accountability is largely reflected in legislative efforts such as No Child Left Behind, the common name for the 2001 reauthorization of the Elementary and Secondary Education Act, or ESEA. ESEA required all states to have academic standards in place for K-12 students in reading, math and science, and to assess student achievement annually with end of school year assessments.
     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. In 2010, the Federal administration recommended significant changes to ESEA. While many politicians believe that the nation’s primary education law needs to be revised, we believe this will not happen until the second half of 2011 at the earliest. While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised ESEA.
     In addition, most of our U.S. customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 5% in the third quarter of 2010, representing the third consecutive quarter that states reported growth in collections on a year-over-year basis. Despite three consecutive quarters of growth, state tax revenues were still 8% lower in the third quarter of 2010 than in the same quarter two years earlier.
     Also of note, the 2011 U.S. federal budget was passed by Congress during the fourth quarter of 2010, which is the official start date of the 2011 fiscal year. The budget provides a $3 billion increase in funding for K-12 education programs authorized in ESEA, including $900 million for School Turnaround Grants. President Obama’s 2012 budget proposal includes a 4% increase in K-12 related program spending, including key funding sources that districts and schools use to purchase instructional materials. However, the President’s budget plan faces an uncertain future as Congress has proposed reducing fiscal 2011 spending by $100 billion, including $5 billion in education funds.
     In 2010, the U.S. Department of Education implemented its highly publicized Race to the Top (“RttT”) competition whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics, released in June 2010. As of December 31, 2010, 42 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the Federal government will not mandate national standards and assessments.
     Study Island products are specifically built from the varying academic and assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. However, given the uncertainty regarding the Common Core Standards movement, we have invested both in development of new Common Core products for the 43 adopting states (including the District of Columbia) as well as continued development of new products and enhancements for existing state standards.
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

     With the acquisition of EducationCity, the U.K. market and industry trends are also of importance to our business. While the global economic recession has impacted the United Kingdom, the new government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years. This is the money that goes directly to schools. In addition, teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. Head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams.

Results of Operations
Comparison of 2010 and 2009
     The table below summarizes our consolidated operating results for the years ended December 31 (dollars in thousands):

			Change
	2010	2009	Dollars	Percentage
Revenue	$58,650	$42,768	$15,882	37.1%
Cost of revenue	5,040	3,074	1,966	64.0%

Gross profit	53,610	39,694	13,916	35.1%
Operating expense:
Sales and marketing	20,447	14,048	6,399	45.6%
Content development	4,686	3,773	913	24.2%
General and administrative	19,540	9,243	10,297	111.4%

Total	44,673	27,064	17,609	65.1%

Income from continuing operations	8,937	12,630	(3,693)	(29.2%)
Other income (expense):
Interest expense	(4,061)	(2,803)	(1,258)	(44.9%)
Interest income	572	159	413	259.7%
Foreign currency loss	(161)	—	(161)	(100.0%)
Derivative loss	(49)	(518)	469	90.5%

Total	(3,699)	(3,162)	(537)	(17.0%)

Net income from continuing operations before tax	5,238	9,468	(4,230)	(44.7%)
Provision for income tax	1,786	3,094	(1,308)	(42.3%)

Net income from continuing operations	3,452	6,374	(2,922)	(45.8%)

Income from discontinued operation before tax	—	261	(261)	(100.0%)
Benefit from income tax on discontinued operation	—	(101)	101	100.0%

Net income from discontinued operation	—	362	(362)	(100.0%)

Net income	$3,452	$6,736	$(3,284)	(48.8%)

     Revenue.
     We generate revenue from customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees for onsite or online training sessions that are primarily provided to new customers; and individual buys, which are individual purchases for access to a product (one subject in a specific state for a specific grade level). Customer subscriptions provide the vast majority of our revenue.
     Our subscription purchases are generally evidenced by a purchase order or other evidence of an arrangement. We recognize an invoiced sale in the period in which the purchase order or other evidence of an arrangement is received and the invoice is issued, which may be at a different time than the commencement of the subscription. Revenue for invoiced sales is deferred and recognized ratably over the subscription term beginning on the commencement date of the applicable subscription.
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
     The timing of sales to new and existing customers is generally affected by seasonal trends associated with school budget years and state testing calendars. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. Our fourth quarter has historically produced the second highest level of new subscriptions and renewals, followed by our second and first quarters. Because revenue from customer subscriptions is deferred over the course of the subscription period and our customers pay for their subscriptions at the beginning of the subscription period, this seasonality does not cause our revenue to fluctuate significantly, but does impact our cash flow.
     Revenue for the year ended December 31, 2010 was $58.7 million, representing an increase of $15.9 million, or 37.1%, as compared to revenue of $42.8 million for the year ended December 31, 2009. Of this increase, $5.1 million was due to the acquisition of EducationCity. In addition, subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any period is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods.
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
     We increased our standard pricing for Study Island products in January 2010. We do not believe, however, that this pricing increase is meaningful to changes in our revenue. Our pricing structure is complex, using a set of standard prices, but offering discretionary discounts of different amounts for a wide range of circumstances with our clients. Additionally, considering that we recognize revenue from customer subscriptions ratably over the subscription periods (which average 15 months), price increases have a delayed impact on revenue within a single period presented in our financial statements.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the years ended December 31 (dollars in thousands):

	2010	2009
Invoiced sales:
New customers	$18,207	$15,567
Existing customers	51,642	37,219
Other sales	1,536	1,088

Total	71,385	53,874
Royalties on invoiced sales	(153)	—
Change in deferred revenue (1)	(12,582)	(11,106)

Revenue	$58,650	$42,768

(1)	Change in deferred revenue in 2010 excludes the amount of deferred revenue assumed with the acquisition of EducationCity and includes foreign exchange fluctuation impacts

Other metrics:
U.S. schools using our products	28,500	21,705
U.K. schools using our products	9,000	—
U.S. products available	2,269	1,249
U.K. products available	66	—
States	50	50
     We present invoiced sales data to provide a supplemental measure of our operating performance. We believe the various invoiced sales metrics enable investors to evaluate our sales performance in isolation and on a consistent basis without the effects of revenue deferral and revenue recognition from sales in prior periods. In addition, invoiced sales to new customers and existing customers and invoiced other sales provide investors with important information regarding the source of orders for our products and services and our sales performance in a particular period. Invoiced sales are not recognized under accounting principles generally accepted in the United States, or GAAP, and should not be used an as indicator of, or an alternative to, revenue and deferred revenue. Invoiced sales metrics have significant limitations as analytical tools because they do not take into account the requirement to provide the applicable product or service over the subscription period and they do not match the recognition of revenue with the associated cost of revenue. Reconciliation is provided in the table above between invoiced sales and revenue, the closest GAAP measure to invoiced sales.
     As a part of the acquisition of EducationCity, we acquired deferred revenue, representing $15.6 million in amounts paid by customers for subscriptions acquired prior to the acquisition. As a part of purchase accounting for the acquisition of EducationCity, we recorded a $5.7 million adjustment to reduce this deferred revenue to the fair value of $9.9 million. The impact of this purchase accounting adjustment reduced our revenues by $2.1 million for the year ended December 31, 2010.
     As of December 31, 2010, approximately 28,500 schools used our U.S. products and approximately 9,000 schools used our U.K. products. A school is considered to be using our products if it has an active subscription for any or all of the products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription.
     For the twelve months ended June 30, 2010, we had a renewal rate of 77%, which reflects the percentage of schools that subscribed for our products throughout those twelve months and then subscribed for our products again in the next period, within six months of their subscription end date. A Study Island product is any one subject for one grade level in a single state. A Northstar Learning product is any one subject. An EducationCity product is any one subject for one grade or key stage in a single state or country. The number of states is the number of states in which Study Island and EducationCity offers products, which are built from the standards of such states. We offer products in all 50 states, Washington D.C., Canada (as of October 2009) and the United Kingdom (as of June 2010).
     Cost of Revenue.
     Cost of revenue consists of the costs to host and make available our products and services to our customers. A significant portion of the cost of revenue includes salaries and related expense for our engineering employees and contractors who maintain our servers and technical equipment and who work on our web-based hosted platform. Other costs include facility costs for our web platform servers and routers, network monitoring costs, depreciation of network assets and amortization of the technical development intangible assets.
     Cost of revenue for the year ended December 31, 2010 increased by $2.0 million, or 64.0%, to $5.0 million from $3.1 million for the year ended December 31, 2009. Of this increase, $0.9 million was due to the acquisition of EducationCity. The remainder of the increase in cost of revenue was primarily attributable to increased engineering salaries and related costs of $0.7 million, resulting from increased headcount and annual salary increases, along with $0.4 million in increased costs for the Company’s disaster recover site along with additional servers.
     Sales and Marketing Expense.
     Our sales and marketing expense consists primarily of salaries, commissions and related expense for personnel in our inside and field sales teams, marketing, customer service, training and account management. Commissions are earned when sales are invoiced to customers. Other costs include marketing costs, travel and amortization of customer relationship intangible assets. Marketing expense consists of direct mail, email prospecting, “pay per click” advertising, search engine optimization, printed material, marketing research, and trade shows. Marketing expense generally increases as our sales efforts increase, both in new and existing markets. Our marketing efforts are related to the launch of new product offerings, the introduction of our products and services in new states and geographic regions, and opportunities within a selected market associated with specific events such as timing for the standardized testing in a particular state and upcoming trade shows.
     Sales and marketing expense for the year ended December 31, 2010 increased by $6.4 million, or 45.6%, to $20.4 million from $14.0 million for the year ended December 31, 2009. Of this increase, $4.1 million was due to the acquisition of EducationCity. The remainder of the increase was primarily attributable to increases in salaries and related costs of $1.7 million resulting from increased headcount, annual salary increases and bonus payments.

     Content Development Expense.
     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions for our Study Island, Northstar Learning and EducationCity products, outsourced content writing costs, and amortization of our program content intangible assets.
     Content development expense for the year ended December 31, 2010 increased by $0.9 million, or 24.2%, to $4.7 million from $3.8 million for the year ended December 31, 2009. Of this increase, $0.5 million was due to the acquisition of EducationCity. The remainder of this increase was primarily attributable to increases in salaries and related costs of $0.4 million related to increased headcount for the development of our enhanced Study Island Version 4 and the launch of additional products in Canada. In addition, the increase was driven by annual salary increases and bonus payments and increased outsourced content writing costs, primarily related to development of our new SAT and ACT products and to Northstar Learning.
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
     General and administrative expense for the year ended December 31, 2010 increased by $10.3 million, or 111.4%, to $19.5 million from $9.2 million for the year ended December 31, 2009. Of this increase, $2.4 million of this increase was due to EducationCity’s general and administrative costs subsequent to our acquisition. The remainder of this increase was primarily attributable to $3.4 million in transaction costs related to the acquisition of EducationCity, $1.0 million one-time expenses related to the move of our corporate headquarters, $0.6 million increases in salaries and related costs, primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering and during 2010, and a $2.0 million increase in audit, accounting and legal fees related to the requirements of being a public company.
     Other Income (Expense).
     Our other income (expense) includes interest expense, interest income and derivative and foreign currency losses.
     Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan and $10.0 million supplemental revolving credit facility entered into in June 2010, and amortization of debt financing costs. We had no amounts outstanding under the revolving credit facility as of December 31, 2010 and 2009. We borrowed $10.0 million under our revolving credit facility on June 9, 2010, in connection with our acquisition of EducationCity, and we subsequently repaid it during the quarter ended September 30, 2010. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin.
     Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline.
     Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and continued to decrease in periodic amounts to a notional amount of $30.5 million at the December 21, 2010 termination date. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We did not designate our interest rate swap as a cash flow hedge.
     The foreign currency loss was primarily related to intercompany transactions between EducationCity in the United States and the United Kingdom.
     Other income (expense) totaled $3.7 million of net expense for the year ended December 31, 2010, which was an increase of expense of $0.5 million, or 17.0%, compared to net expense of $3.2 million for the year ended December 31, 2009. Interest expense increased $1.3 million during the period due to the additional $15.0 million supplemental term loan and additional $10.0 million drawn on our revolving credit facility in June 2010 related to the acquisition of EducationCity. This increase was offset by a $0.4 million increase in interest income from our note receivable from Edline and a $0.5 million decrease in derivative loss from the settlement of our interest rate swap on December 21, 2010.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Prior to the Corporate Reorganization transaction where shareholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the Corporate Reorganization, we became taxed as a corporation. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate from continuing operations of 34.1% and 32.7% for the years ended December 31, 2010 and 2009, respectively. The increase in effective tax rate is primarily due to increased permanent differences representing non-deductible costs related to the acquisition of EducationCity.
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
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the years ended December 31 (dollars in thousands):

	2009	2008
Invoiced sales:
New customers	$15,567	$14,099
Existing customers	37,219	24,709
Other sales	1,088	1,013

Total	53,874	39,821
Change in deferred revenue	(11,106)	(8,405)

Revenue	$42,768	$31,416

Other metrics:
Schools using our products	21,705	17,307
Products available	1,249	950
States	50	50
     Cost of Revenue.
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
     Other Income (Expense).
     Our other income (expense) includes interest expense, interest income and derivative loss. Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007 and amortization of debt financing costs. We borrowed $10.0 million under our revolving credit facility in September 2008 and we repaid the full amount in November 2008. No amounts were outstanding under the revolving credit facility during the year ended December 31, 2009. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin. Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline. Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and will decrease in periodic amounts to a notional amount of $30.5 million at the December 21, 2010 termination date. At December 31, 2009, the notional amount of the interest rate swap was $35.5 million. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We did not designate our interest rate swap as a cash flow hedge.
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
     We finance our operations primarily through cash flows from operations. Several factors outside of our control may impact our cash flows. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products. If new legislation lessens the importance of state-by-state testing and assessments, demand for our products may materially decrease, or if competitors can more easily enter our markets because of the establishment of national education standards, we may experience lower cash flows, both of which would affect our liquidity. In addition, if state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our products, either of which would have a negative impact on our cash flows.
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. At December 31, 2010, we had cash and cash equivalents of $32.4 million and $20.0 million of availability under our revolving credit facility. Our total indebtedness was $75.8 million at December 31, 2010, including our additional term loan of $15.0 million borrowed in connection with the acquisition of EducationCity and our amended credit agreement. We believe that our consistent cash flows and our $20.0 million availability under our revolving credit facility combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Cash Flows
     Our net consolidated cash flows consist of the following, for the years ended December 31 (in thousands):

	2010	2009	2008
Provided by (used in):
Operating activities	$24,303	$21,627	$13,551
Investing activities	(60,078)	(3,125)	(10,982)
Financing activities	9,575	26,602	(485)
   Cash Flows from Operating Activities
     Net cash provided by operating activities was $24.3 million for the year ended December 31, 2010, compared to $21.6 million during the year ended December 31, 2009. This $2.7 million increase was primarily due to increased cash generated from our invoiced sales which was partially offset by payments for transaction costs related to the acquisition of EducationCity of $3.4 million.
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
   Cash Flows from Investing Activities
     Net cash used for investing activities for the year ended December 31, 2010 included $61.5 million for the purchase of EducationCity and $2.3 million for the purchase of property and equipment, partially offset by $3.0 million for a re-payment on the note receivable from Edline and $0.7 million for the receipt of part of the escrow from our sale of TeacherWeb.
     Net cash used for investing activities for the year ended December 31, 2009 was $3.1 million, including $1.9 million used for the purchase of property and equipment and an investment in and note issued to Edline, for an aggregate of $4.9 million, partially offset by proceeds from the sale of TeacherWeb, our discontinued operation, to Edline.

     Net cash used for investing activities for the year ended December 31, 2008 was $11.0 million and included $9.7 million in net cash used for the purchase of TeacherWeb and $1.3 million used for the purchase of property and equipment.
   Cash Flows from Financing Activities
     Net cash provided by financing activities in the year ended December 31, 2010 was $9.6 million, including $15.0 million of additional term loan and $10.0 million drawn on our revolver, less $0.8 million paid in additional financing costs to finance the acquisition of EducationCity, $2.5 million toward a note payable to a related party in connection with the EducationCity acquisition, $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.8 million in principal payments on our term loan. The $10.0 million revolver was repaid during the quarter ended September 30, 2010.
     Net cash provided by financing activities in the year ended December 31, 2009 was $26.6 million, including $45.4 million net cash received in our IPO, offset by $11.1 million of net distributions to our members and $7.7 million in principal payments on our term loan, including a payment of $6.5 million paid in connection with the sale of TeacherWeb.
     Net cash used for financing activities was $0.5 million for 2008 and was primarily due to $0.7 million of payments on our term loan, offset in part by $0.2 million in refunds for debt financing costs incurred in the year ended December 31, 2007 in connection with the funding of our term loan.
Credit Facility
     In November 2007, our subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to holders of Class A shares of Archipelago Learning Holdings, LLC and debt financing costs of $1.7 million. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.75% as of December 31, 2010 and 3.25% as of December 31, 2009 and 2008, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants.
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
     In June 2010, the Credit Agreement was further amended to permit the acquisition of EducationCity and to add a $15.0 million supplemental term loan and an additional $10.0 million to the revolving credit facility. This amendment further modified certain terms of the Credit Agreement, including increasing the applicable margin on all loans by 0.50%, modifying the definition of permitted acquisitions, and increasing the letter of credit sublimit available to the Borrower under the Credit Agreement from $1.0 million to $2.0 million.
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
     The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to Consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation, amortization and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of Consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of Consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement). Based on the formulations set forth in the Credit Agreement, as of December 31, 2010, the Borrower was required to maintain a maximum leverage ratio of 2.50 to 1.00, a minimum interest coverage ratio of 2.65 to 1.00 and a minimum fixed charge coverage ratio of 1.60 to 1.00. As of December 31, 2010, the Borrower’s leverage ratio was 1.83 to 1.00, its interest coverage ratio was 7.03 to 1.00 and its fixed charge coverage ratio was 3.61 to 1.00. The financial ratios the Borrower is required to maintain become more restrictive over time.
     The Credit Agreement also contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement, and which was not triggered by our initial public offering. As of December 31, 2010 the Borrower was in compliance with all covenants.
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
     As of December 31, 2010, $75.8 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. As of December 31, 2009, $61.6 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. For the years ended December 31, 2010 and 2009, the weighted average interest rate under the term loan was 4.71% and 3.83%, respectively, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap was the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
Contractual Obligations
     As of December 31, 2010, our contractual obligations and other commitments were as follows (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$75,763	$850	$74,913	$—	$—
Operating lease obligations	10,119	1,589	2,237	1,839	4,454
Colocation contracts	377	318	59	—	—
Unconditional purchase obligations	303	303	—	—	—

Total contractual obligations	$86,562	$3,060	$77,209	$1,839	$4,454

(1)	Interest payments based on variable interest rates on our long-term debt obligations are excluded from our contractual obligations.
     Amounts included as other long-term liabilities on our consolidated balance sheet as of December 31, 2010 of $0.3 million, related to an uncertain tax position, including penalties and interest, are not included in the table above, as the timing of future payments of these amounts is uncertain.

     The Company has a distribution agreement with Blake Publishing for Reading Eggs, which includes a minimum royalty payment requirement to keep the contract in effect, which is not included in the table above. The aggregate minimum requirement over the next ten years under the contract totals $12.8 million.
     Our credit facility expires in November 2013. We intend to refinance the credit facility prior to its expiration.
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
Revenue Recognition
     We generate revenue from customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees, for onsite or online training sessions that are primarily provided to new Study Island and EducationCity customers; and individual buys, which are individual purchases for access to our products.
     Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable. Our arrangements do not contain general rights of return.
     Our subscription fees are typically billed prior to the commencement of the subscription term. We defer the total amount of the sale of subscriptions, training, and support as unearned revenue when the customer is invoiced and recognize the revenue on a straight-line basis over the subscription period, beginning on the commencement date of each subscription. The average subscription term is 15 months for our products. We occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new customers, resulting in a subscription term longer than one year. All of our subscriptions are sold on a non-cancelable basis. As a result, substantially all of the revenue that we recognize in any period represents deferred revenue from subscriptions purchased or renewed during current and previous periods. From time to time, we may enhance or upgrade our products. Because we provide our products on a single web-based platform, all of our customers generally benefit from new features and functionality released during the subscription term at no additional cost.
     Training sessions are offered to our customers in conjunction with the subscriptions to train the customers on implementing, using, and administering our programs. Training revenue is recognized ratably over the subscription term for the related subscription. Customer support is provided to customers following the sale at no additional charge and at a minimal personnel cost per call.
Business Combinations
     We account for business combinations under the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships, content and trade names, and the period over which these assets are amortized.
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
     As of December 31, 2010, we had three reporting units: Study Island, EducationCity U.S. and EducationCity U.K. In June 2010, we acquired EducationCity, and recorded the purchase price and related goodwill at the estimated fair value at that time. Therefore, for the purposes of our 2010 annual goodwill impairment test, we only included the Study Island reporting unit. At December 31, 2010, the fair value of goodwill in the Study Island reporting unit significantly exceeded the carrying value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of the Study Island reporting unit. Had the estimated fair value of the Study Island reporting unit been hypothetically lower by 10% as of December 31, 2010, the fair value of goodwill would have still significantly exceeded the carrying value.
     The fair values of our reporting units performed for our testing in 2010, 2009 and 2008 relied on estimates including the following factors:
•	Data from actual open marketplace transactions. We may utilize such information, if available, where those transactions may involve assets or equity, to assist management in evaluating goodwill impairment.

•	Anticipated future cash flows and terminal value for each reporting unit. The income approach to determining the fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenue, customer attrition and estimates of any expected changes in operating margins. We have utilized an income growth rate for our estimates, which we believe to be reasonable based on historical growth and market and industry conditions. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates. We are not expecting actual results to vary significantly from estimates.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. For our impairment testing in the fourth quarter of 2010, we utilized a weighted-average cost of capital which was developed using a combination of a risk free rate, an equity premium, and a risk factor. For the risk free rate, we utilized the 20-year U.S. government bond rate. The equity premium was developed based on a study of historical security market returns, adjusted for the size of our reporting entities. The risk factor was based on our product lines, potential changes in market demand, current market conditions and other potentially relevant factors. Given the current volatile general economic conditions, it is possible that the discount rate will fluctuate in the near term.

     No impairment loss was identified during the impairment testing performed in 2010, 2009 or 2008. Based upon the results of our impairment testing and events that have occurred subsequently, we do not believe either of our reporting units to be at risk of failing step one of impairment testing for the foreseeable future.
     Indefinite-lived intangible assets are tested for impairment at least annually at the same time as the goodwill impairment testing by comparing the fair value of the intangible asset to its book value. No impairment has been identified in our indefinite-lived intangible assets in 2010, 2009 or 2008.
     Amortizable intangible assets and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows to be generated by such assets is made. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. No impairment loss has been identified in our intangible or long-lived assets in 2010, 2009 or 2008.
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
     At the Corporate Reorganization, the Class B and Class C shares were exchanged for shares of common stock and restricted common stock in Archipelago Learning, Inc. The number of common shares was determined using a calculation of the liquidation value, as defined in the Archipelago Learning Holdings, LLC agreement, of the Class B and Class C shares on the date of the Corporate Reorganization and the initial public offering price of the common stock. Holders of Class B shares received common stock for their vested shares and restricted common stock for their unvested shares, with the same vesting schedule on the restricted stock as they had for their unvested shares. Class C shares held by our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and founders were exchanged for restricted common stock, which vests based on conditions, including the return of capital by Providence Equity Partners. The remaining Class C holders received common stock. The exchange resulted in no additional compensation expense, as the fair value of the common stock and restricted common stock received did not exceed the fair value of the Class B and Class C shares exchanged on the date of the Corporate Reorganization.
     On November 17, 2009, our Board of Directors and shareholders approved the 2009 Omnibus Incentive Plan, which authorizes the Board to grant common stock, restricted common stock and options to purchase common stock to our employees, directors or consultants, as compensation for services to be rendered.

     We recognize compensation expense based on the grant-date fair value of the awards. Compensation expense for grants of common stock is recognized at the time of grant. Compensation expense for restricted common stock and stock options is recognized over the vesting period of the award. Compensation expense for the Class B shares was recognized ratably over five years and compensation expense for the Class C shares was recognized at the time of issuance. Compensation expense for the restricted common stock exchanged for unvested Class B shares is recognized over the remaining vesting period.
     The grant-date fair value of common and restricted common stock is determined using the closing price of the stock as listed on NASDAQ for the date of grant. The common and restricted common shares granted in 2010 and 2009 had a grant-date fair value of $13.99 and $16.50 per share, respectively. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For the stock options granted during 2010, we used a term of 6.25 years, volatility of 49.3% and a risk free rate of 2.5% to 2.8%, resulting in a weighted average grant-date fair value of $8.00 per share. For the stock options granted during 2009, we used a term of 6.25 years, volatility of 49.3% and a risk free rate of 2.4%, resulting in a grant-date fair value of $8.30 per share. The determination of the grant-date fair value of the Class B and Class C shares was complex due to the waterfall, the distribution thresholds and the growth of the business, and it required the application of judgment regarding Archipelago Learning Holdings, LLC’s future performance and the likelihood and timing of future liquidity events. Accordingly, in connection with the preparation of our audited financial statements for 2008 and 2007, we hired Waterview Advisors (formerly Phalon George Capital Advisors), an independent valuation firm, to conduct valuation analyses, which were relied upon by management to assess the equity value of Archipelago Learning Holdings, LLC and the fair value of the Class B and Class C shares at the grant date. The independent valuation analyses were prepared as of October 2008 and December 2007 and were relied upon by management for the determination of the grant-date fair value of the January 2009, May 2008 and May 2007 grants. Accordingly, these analyses were used to support our determination of the fair value of the awards as of the grant date.
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

     The following share-based award activity occurred during the years ended December 31:

	2010	2009	2008	2007
Pre-Reorganization:
Class B Shares granted	—	673,287	456,336	5,720,692
Class C Shares granted	—	673,287	456,336	5,720,692
Class B Shares cancelled or forfeited	—	—	(821,588)	—
Class C Shares cancelled or forfeited	—	—	(273,864)	—
Reorganization:
Exchange of Class B and Class C Shares for Common stock	—	530,474	—	—
Exchange of Class B and Class C Shares for Restricted Common stock	—	1,394,260	—	—
Post-Reorganization:
Common stock issued (1)	1,249,168	1,768	—	—
Restricted Common stock issued	7,555	1,768	—	—
Stock-options granted	149,999	552,594	—	—

(1)	Issuance consists of 1,242,408 shares issued in connection with the acquisition of EducationCity in June 2010. Such shares were issued in a private placement transaction. See Note 3, Acquisition, in the Notes to the Consolidated Financial Statements included in this Annual Report, for additional information on this transaction. The remaining stock issuances were related to common shares issued as compensation to the board of directors.
The grant date fair value for the Class B and Class C shares granted in January 2009 reflected:
•	our strong operating performance in the last half of 2008;

•	the prevailing adverse market conditions;

•	the financial crisis and reduced initial public offering and merger activity;

•	the ongoing recession;

•	the lack of a liquid market for the Class B and Class C shares, and the assumption that a liquidity event, such as an initial public offering or strategic sale, would not occur prior to 2010 but more likely in 2011, when the market and overall economy were expected to recover;

•	the decline in state tax receipts and the uncertainty in state education funding;

•	the decision by Congress in October 2008 to delay the reauthorization of the Elementary and Secondary Education Act (commonly referred to during the Bush administration as No Child Left Behind) and the further uncertainty in federal education funding;

•	the impact of the priority of the Class A shares as well as the Class A-2 shares that were issued in June 2008; and

•	the nearly doubled distribution thresholds applicable to the January 2009 grants as compared to the May 2008 grant.
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
Recently Issued and Adopted Accounting Standards
     Adopted
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 — 06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuances and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for us as of January 1, 2010. We have included these new disclosures, as applicable, in Note 4 to the Consolidated Financial Statements.
     Issued
     In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements . The new standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The new standard allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. The new standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We do not expect the adoption of this new standard will have a material impact on our financial position, results of operations and cash flows.
     In September 2009, the FASB also issued ASU No. 2009 — 14 — Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We do not expect the adoption of this new standard will have a material impact on our financial position, results of operations and cash flows.
     In December 2010, the FASB issued ASU 2010-29 which will change the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements will not affect our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     We are exposed to interest rate risk in connection with our term loan and any borrowings under our revolving credit facility. Amounts borrowed under our term loan and our revolving credit facility bear interest at rates based upon a base rate or LIBOR, plus an applicable margin. To manage our interest rate exposure, and as a requirement under our term loan, we entered into an interest rate swap agreement with a notional amount totaling $45.5 million, of which $30.5 million remained in place upon the termination of the swap on December 21, 2010. The notional amount of the interest rate swap decreased in periodic amounts to a notional amount of $30.5 million at the December 2010 termination date. We swapped a floating rate payment based on three month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. Due to the LIBOR floor of 1.25% and the short-term LIBOR rate at December 31, 2010, a 1% increase or decrease in the short-term LIBOR rate would have no material impact on our interest rate on the term loan or our interest expense.
     In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. We had cash and cash equivalents of $32.4 million and $58.2 million as of December 31, 2010 and 2009, respectively. Our cash and cash equivalents are maintained primarily in short term, treasury-backed accounts.
Effects of Inflation
     We believe that inflation has not had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.
Foreign Currency Exchange Rate Risk
     We are exposed to potential gains or losses from foreign currency fluctuations. Our primary exposure is to changes in exchange rate for the U.S. Dollar versus the British Pound Sterling. During the year ended December 31, 2010, approximately 5% of our revenue was in a currency other than the U.S. Dollar. Based on annual 2010 foreign currency-based revenue of $3.0 million, a ten percent fluctuation in the foreign currency would result in an annual change in revenue of $0.3 million. A ten percent fluctuation in the foreign currency would not materially impact our foreign currency-based net loss, which was only $0.3 million for the year ended December 31, 2010.
     The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the U.S. Dollar. Historically, the Company has not used derivative financial instruments to manage foreign currency exchange rate risk.
Item 8. Financial Statements and Supplementary Data
     Our Consolidated Financial Statements and Supplementary Data are included in Item 15 of this report.
     The following table summarizes data derived from our unaudited Consolidated Statements of Income and Cash Flows for each of the three months ended on the dates indicated. The information for each of these quarters has been prepared on the same basis as our audited consolidated financial statements included in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in Item 15 of this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	March 31,	June 30,	September 30,	December 31,
	2010	2010(2)	2010	2010
Revenue	$12,549	$13,597	$15,449	$17,055
Gross profit	11,636	12,568	13,915	15,491
Income from continuing operations	3,984	605	1,480	2,868
Net (loss) income from continuing operations	$2,067	$(145)	$152	$1,378

Earnings (loss) per share from continuing operations:
Basic and diluted	$0.08	$(0.01)	$0.01	$0.05

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009(1)
Revenue	$9,947	$10,253	$10,601	$11,967
Gross profit	9,197	9,569	9,849	11,079
Income from continuing operations	3,386	3,200	2,870	3,174
Net (loss) income from continuing operations	$2,479	$2,371	$1,695	$(171)

Earnings (loss) per share from continuing operations:
Basic and diluted	$0.13	$0.12	$0.09	$(0.01)

(1)	In November 2009 we completed our Corporate Reorganization, resulting in a change in our equity structure and the conversion to a taxpaying entity, resulting in an immediate tax expense of $2.0 million to record initial deferred tax items and additional tax expense for the remainder of the year of $0.5 million. In October 2009, we completed our sale of TeacherWeb, resulting in its classification as a discontinued operation.

(2)	On June 9, 2010, we acquired EducationCity. Accordingly, EducationCity has been included in our results since the date of acquisition.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Report on Internal Control Over Financial Reporting
     We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     We are using the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of our internal control over financial reporting. This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on our assessment, we have concluded our internal control over financial reporting was effective as of December 31, 2010. As permitted by the rules of the SEC, we have excluded Educationcity Limited from our annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2010, the year of acquisition. As of December 31, 2010, Educationcity Limited’s financial statements constitute approximately 41% of our consolidated assets and constituted approximately 9% of our consolidated revenue for the year ended December 31, 2010.
     Deloitte & Touche LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Archipelago Learning, Inc., and on the effectiveness of our internal controls over financial reporting. The reports of Deloitte & Touche LLP are contained in this Annual Report.
Changes in Internal Control over Financial Reporting
     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Archipelago Learning, Inc.
Dallas, Texas
     We have audited the internal control over financial reporting of Archipelago Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Educationcity Limited, which was acquired on June 9, 2010 and whose financial statements constitute 41% of total assets and 9% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Educationcity Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 11, 2011

Item 9B. Other Information
     None.
PART III
     The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement to be filed with the United States Securities and Exchange Commission no later than April 30, 2011.
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
Exhibit List
     See Index to Exhibits following our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 10th day of March, 2011.

ARCHIPELAGO LEARNING, INC.
By:	/s/ Tim McEwen
Tim McEwen
President and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Tim McEwen and Mark Dubrow, or either of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March, 2011.

Signature	Title

/s/ Tim McEwen Tim McEwen	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark S. Dubrow Mark S. Dubrow	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brian H. Hall	Director
Brian H. Hall

/s/ Thomas F. Hedrick Thomas F. Hedrick	Director

/s/ Ruth E. Orrick Ruth E. Orrick	Director

/s/ David Phillips	Director
David Phillips

/s/ Michael Powell	Director
Michael Powell

/s/ Peter Wilde	Chairman
Peter Wilde

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Archipelago Learning, Inc.
Dallas, Texas
     We have audited the accompanying consolidated balance sheets of Archipelago Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archipelago Learning, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 11, 2011

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of	As of
	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$32,398	$58,248
Accounts receivable, net	10,807	7,535
Deferred tax assets	3,463	2,528
Prepaid expenses and other current assets	3,560	1,809

Total	50,228	70,120
Property and equipment, net	3,760	2,620
Goodwill	165,694	94,373
Intangible assets, net	37,290	12,327
Investment	6,446	6,446
Notes receivable	1,934	4,931
Other long-term assets	1,610	1,718

Total assets	$266,962	$192,535

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$928	$1,254
Accrued employee-related expenses	2,518	2,033
Other accrued expenses	1,247	927
Taxes payable	979	625
Deferred tax liabilities	384	—
Deferred revenue	44,733	31,181
Current portion of note payable to related party	2,352	—
Current portion of long-term debt	850	700
Interest rate swap	—	1,149
Other current liabilities	463	—

Total	54,454	37,869
Long-term deferred tax liabilities	15,478	5,093
Long-term deferred revenue	14,312	5,262
Long-term debt, net of current	74,913	60,876
Other long-term liabilities	488	425

Total liabilities	159,645	109,525
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,354,198 and 25,110,255 shares issued and outstanding at December 31, 2010 and 2009, respectively)	26	25
Additional paid-in capital	95,395	76,072
Accumulated other comprehensive income	1,531	—
Retained earnings	10,365	6,913

Total stockholders’ equity	107,317	83,010

Total liabilities and stockholders’ equity	$266,962	$192,535

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenue	$58,650	$42,768	$31,415
Cost of revenue	5,040	3,074	1,891

Gross profit	53,610	39,694	29,524
Operating Expense:
Sales and marketing	20,447	14,048	12,726
Content development	4,686	3,773	2,162
General and administrative	19,540	9,243	6,406

Total	44,673	27,064	21,294

Income from continuing operations	8,937	12,630	8,230
Other income (expense):
Interest expense	(4,061)	(2,803)	(5,161)
Interest income	572	159	247
Foreign currency loss	(161)	—	—
Derivative loss	(49)	(518)	(2,119)

Total	(3,699)	(3,162)	(7,033)

Net income from continuing operations before tax	5,238	9,468	1,197

Provision for income tax	1,786	3,094	83

Net income from continuing operations	3,452	6,374	1,114

Income (loss) from discontinued operation before tax	—	261	(339)

Benefit from income tax on discontinued operation	—	(101)	(247)

Net income (loss) from discontinued operation	—	362	(92)

Net income	$3,452	$6,736	$1,022

Earnings (loss) per share:
Basic:
Continuing operations	$0.13	$0.31	$0.06
Discontinued operation	—	0.02	(0.01)

Total	$0.13	$0.33	$0.05

Diluted:
Continuing operations	$0.13	$0.31	$0.06
Discontinued operation	—	0.02	(0.01)

Total	$0.13	$0.33	$0.05

Weighted-average shares outstanding:
Basic	24,585,585	20,407,685	19,965,866
Diluted	24,949,956	20,434,486	19,965,866
See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

	Class A		Class A-2		Class B		Class C		Preferred		Common		Additional	Accumulated
	Shares		Shares		Shares		Shares		Stock		Stock		Paid-in	Other	Retained	Total
	Units	Value	Units	Value	Units	Value	Units	Value	Shares	Par Value	Shares	Par Value	Capital	Comprehensive Income	Earnings	Equity
										(In thousands)
Balance at January 1, 2008	109,545	$34,792	—	$—	5,721	$345	5,721	$286	—	$ —	—	$—	—	$—	$2,924	$38,347
Shares issued in acquisition of discontinued operation	—	—	287	750	—	—	—	—	—	—	—	—	—	—	—	750
Stock-based compensation	—	—	—	—	456	372	456	30	—	—	—	—	—	—	—	402
Forfeitures of stock-based compensation	—	—	—	—	(822)	(33)	(274)	(14)	—	—	—	—	—	—	—	(47)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,022	1,022

Balance at December 31, 2008	109,545	34,792	287	750	5,355	684	5,903	302	—	—	—	—	—	—	3,946	40,474
Distributions	—	(8,000)	—	—	—	—	—	—	—	—	—	—	—	—	(3,769)	(11,769)
Sale of discontinued operation to shareholder	—	2,912	—	—	—	—	—	—	—	—	—	—	—	—	—	2,912
Reorganization	(109,545)	(29,704)	(287)	(750)	(5,355)	(684)	(5,903)	(302)	—	—	21,798	22	31,571	—	(1,957)	(1,804)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	187	—	562	—	—	562
Stock offering	—	—	—	—	—	—	—	—	—	—	3,125	3	43,939	—	—	43,942
Net income, excluding tax charge upon Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,693	8,693

Balance at December 31, 2009	—	—	—	—	—	—	—	—	—	—	25,110	25	76,072	—	6,913	83,010
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,762	—	—	1,762
Grants of common and restricted stock	—	—	—	—	—	—	—	—	—	—	14	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—	—	(15)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	3	—	23	—	—	23
Issuance of shares in acquisition	—	—	—	—	—	—	—	—	—	—	1,242	1	17,392	—	—	17,393
Additional contributed capital	—	—	—	—	—	—	—	—	—	—	—	—	146	—	—	146
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,452	3,452
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,531	—	1,531

Total comprehensive income																4,983

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	—	$ —	26,354	$26	$95,395	$1,531	$10,365	$107,317

See the accompanying notes to the consolidated financial statements

ARCHIPELAGO LEARNING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Cash flows from operating activities
Net income	$3,452	$6,736	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	357	208	179
Depreciation and amortization	4,396	2,720	1,970
Stock-based compensation	1,762	562	355
Allowance for doubtful accounts	201	25	11
Unrealized (gain) loss on interest rate swap	—	(839)	1,783
Deferred income taxes	1,225	2,565	—
Deferred rent	734	—	—
Loss on disposal of assets	182	—	—
Deduction of net (income) loss from discontinued operation	—	(362)	92
Operating cash provided by discontinued operation	—	904	1,353
Changes in operating assets and liabilities, net of disposition and discontinued operation:
Accounts receivable	630	(1,713)	(2,174)
Prepaid expenses and other	(1,387)	(854)	489
Accounts payable	383	(101)	221
Accrued expenses	1,112	245	(155)
Deferred revenue	12,341	11,106	8,405
Other liability	(1,085)	425	—

Net cash provided by operating activities	24,303	21,627	13,551

Cash flows from investing activities
Purchase of EducationCity	(61,472)	—	—
Proceeds from escrow for sale of TeacherWeb	650	—	—
Investment in Edline	—	(2,734)	—
Repayment (funding) of note receivable from Edline	2,997	(2,144)	—
Sale of discontinued operation to Edline	—	3,701	—
Purchase of property and equipment	(2,268)	(1,855)	(1,324)
Proceeds from the sale of property and equipment	15	—	—
Purchase of property and equipment — discontinued operation	—	(93)	—
Acquisition of discontinued operation	—	—	(9,658)

Net cash used in investing activities	(60,078)	(3,125)	(10,982)

Cash flows from financing activities
Return of Capital distributions to members	—	(8,000)	—
Contribution from member in Reorganization	146	693	—
Tax distributions to members	—	(3,769)	—
Payment of debt financing costs	(804)	—	215
Proceeds from offering (payment of offering cost)	(1,460)	45,402	—
Proceeds from term loan	15,000	—	—
Proceeds from revolver	10,000	—	10,000
Payments on revolver	(10,000)	—	(10,000)
Purchase of common stock from ESPP	23	—	—
Payments on term loan	(830)	(7,724)	(700)
Payments of note payable to a related party	(2,500)	—	—

Net cash provided by (used in) financing activities	9,575	26,602	(485)

Effect of foreign exchange on cash and cash equivalents	350	—	—
Net change in cash and cash equivalents	(25,850)	45,104	2,084
Beginning of period	58,248	13,144	11,060

End of period	$32,398	$58,248	$13,144

Supplemental information
Cash paid for interest	$3,592	$2,691	$4,992
Cash paid for income taxes	1,490	67	44
Non-cash investing and financing activities
Accrued purchases of property and equipment	$6	$95	$19
Accrued offering costs	—	1,460	—
Receipt of Edline stock and note receivable and amounts held in escrow on sale of TeacherWeb (Note 6)	—	7,800	—
Contribution of tax payable from member in Reorganization (Note 12)	—	540	—
Issuance of shares in business acquisitions (Note 3)	17,392	—	750
Issuance of note payable for purchase of EducationCity (Note 3)	4,688	—	—
See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Archipelago Learning, Inc. (the “Company”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. As of December 31, 2010, the Company’s products were utilized by schools in all 50 states, Washington D.C., Canada, and the United Kingdom. Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade(“K-12”) master grade level academic standards in a fun and engaging manner. The Company also offers online postsecondary programs through its Northstar Learning product line.
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
     In June 2010, the Company acquired Educationcity Limited (“EducationCity”), an online Pre-K-6 educational content and assessment program for schools in the United Kingdom (“U.K.”) and United States (“U.S.”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates — Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported sales and expenses. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results could differ from the estimates that were used. The Company’s most significant estimates and assumptions include those relating to stock based compensation and valuation of goodwill and intangible assets.
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
     Revenue from customer subscriptions is recognized ratably over the subscription term beginning on the commencement date of each subscription. The average subscription term is 15 months for our products, and all subscriptions are on a non-cancelable basis. When additional months are offered as a promotional incentive, those months are part of the subscription term. As part of their subscriptions, customers generally benefit from new features and functionality with each release at no additional cost.
     Training sessions are offered to the Company’s customers in conjunction with the subscriptions to train the customers on implementing, using, and administering the programs. Training revenue is recognized ratably over the subscription term for the related subscription. Customer support is provided to customers following the sale at no additional charge and at a minimal cost per call.
     The Company does not incur significant up-front costs related to providing its products and services and therefore does not defer any expenses.
     Cost of Revenue — Cost of revenue includes the cost to host and make available the Company’s products and services to its customers. A significant portion of the cost of revenue includes salaries and related costs of engineering employees and contractors who maintain the Company’s servers and technical equipment and work on the Company’s web-based hosted platform. Other costs include facility costs for the Company’s web platform servers and routers, network monitoring costs, depreciation of network assets and amortization of the technical development intangible assets.
     Operating Expense — Operating expense consists of sales and marketing, content development and general and administrative expense. Sales and marketing expense consists primarily of salaries, commissions and related costs for the Company’s inside and field sales teams, marketing, customer service, training and account management. Sales and marketing also includes direct marketing costs, travel and amortization of customer relationship intangible assets. Content development expense consists primarily of salaries and related costs for employees who write the questions for the Company’s products and amortization of content intangible assets. General and administrative expense consists primarily of salaries and related costs for executives, finance and accounting, human resources, customer relations and order management. General and administrative expense also includes professional services, rent, insurance, travel, depreciation and other corporate expenses.
     Software Development Costs — Software development costs are accounted for as software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed or purchased. The fair-value of the core web-based delivery technology was recognized as an intangible asset upon the Company’s acquisition and is amortized over 10 years. The Company recognized an additional intangible asset upon the acquisition of EducationCity in June 2010, which is being amortized over 15 years. The Company is continually improving, upgrading, and enhancing the software used to deliver the Company’s content and these costs are being expensed as incurred.
     Content Development Costs — The fair-value of the content was recognized as an intangible asset upon the Company’s acquisition and is amortized over 10 years. The fair-value of the EducationCity content was recognized in June 2010 in conjunction with the purchase price accounting for that acquisition. The Company is continually improving and upgrading the content delivered to customers, including planned enhancements and upgrades such as assessment products for teachers, embedded professional development, lesson plans and lessons, video content, special needs support, writing utility, digital lockers and new and more sophisticated games, as well as tailoring products to new markets. Such costs are expensed as incurred.
     Cash and Cash Equivalents — Cash is generally invested in highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2010, the Company had cash and cash equivalents totaling $26.6 million with a few major financial institutions in the United States and had $5.8 million in foreign accounts. As of December 31, 2009, all cash and cash equivalents were with a few major financial institutions in the United States.

     Concentrations of Credit Risk — The Company maintains deposits with major financial institutions which exceed federally insured limits. Management periodically assesses the financial condition of the institution and believes that any possible credit risk is minimal. The Company has not experienced any loss from such risk.
     Accounts Receivable — Accounts receivable represents amounts billed to customers. Accounts receivable is carried at cost, less an allowance for doubtful accounts, which is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit in the ordinary course of business, but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The vast majority of the Company’s customers are public schools, which receive their funding from the local, state and federal government. The Company evaluates the adequacy of the allowance for doubtful accounts based on a specific customer review of the outstanding accounts receivables. The Company’s allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively. No individual customer balances exceeded 10% of the balance of accounts receivable for the years ended December 31, 2010 or 2009.
     Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is recognized over the assets estimated useful lives using the straight-line method. The estimated useful lives of property and equipment are as follows:

Estimated useful life
Furniture and fixtures	4 to 7 years
Office equipment	4 to 5 years
Computer equipment	3 to 5 years
Computer software	3 to 4 years
Leasehold improvements	Lesser of the lease term or useful life
     Major repairs or replacements of property and equipment are capitalized. Maintenance repairs and minor replacements are charged to expense as incurred. The cost of property and equipment sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating expense.
     Leases — The Company leases certain properties under operating leases, generally for periods of 3 to 10 years. Certain of the leases contain renewal options and escalating rent provisions. For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods where failure to exercise an option appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the consolidated balance sheets.
     Goodwill, Intangible Assets and Long-Lived Assets — Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is assessed for impairment at the reporting unit level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The goodwill impairment test involves a two-step test. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. As of December 31, 2010, the Company had three reporting units: Study Island, EducationCity U.S. and EducationCity U.K. The fair value of each reporting unit is determined based on valuation techniques using the best information that is available, including data from open marketplace transactions and discounted cash flows. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
     In June 2010, the Company acquired EducationCity, and recorded the purchase price and related goodwill at the estimated fair value at that time. Therefore, for the purposes of the fourth quarter 2010 annual goodwill impairment test, the Company only included the Study Island reporting unit. At December 31, 2010, the fair value of goodwill in the Study Island reporting unit significantly exceeded the carrying value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of the Study Island reporting unit. Had the estimated fair value of the Study Island reporting unit been hypothetically lower by 10% as of December 31, 2010, the fair value of goodwill would still have significantly exceeded the carrying value.

     The Company has not recognized any impairment losses in the years ended December 31, 2010, 2009 or 2008.
     Management’s judgment is a significant factor in determining whether an indicator of impairment has occurred. During 2010, 2009 and 2008, management relied on estimates in determining the fair value of each reporting unit for step one, which include the following factors:
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
     Deferred Financing Costs — Deferred financing costs, included in other long-term assets in the consolidated balance sheets, are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, classified in interest expense in the consolidated statements of income, was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Income Taxes — The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in provision for income tax in the consolidated statements of income. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.
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
     The Company recognizes compensation expense based on the grant-date fair value of the awards over the required service or performance periods. The Company recognized approximately $1.8 million, $0.6 million, and $0.4 million in share-based compensation expense related to grants of common stock, restricted common stock, and stock options in the years ended December 31, 2010, 2009, and 2008, respectively.
     Derivatives and Hedging Activities — The Company’s overall risk management strategy included utilizing an interest rate swap agreement to manage its exposure to rate variability on the floating interest rate paid on its borrowings. The Company swapped a floating rate payment based on the three month London InterBank Offered Rate (“LIBOR”) for a fixed rate of 4.035% in order to minimize the variability in expected future cash flows due to interest rate movements on its LIBOR-based variable rate debt with a notional amount totaling $45.5 million. As of December 31, 2009, $35.5 million remained in effect. Beginning in 2009, the notional amount of the interest rate swap began decreasing in periodic amounts, and decreased to a notional amount of $30.5 million at the December 2010 termination date. On December 21, 2010, the interest rate swap settled in accordance with the agreement, which resulted in a loss on the settlement of less than $0.1 million.
     The Company did not designate the swap as a hedge. The fair value of the swap was recorded as interest rate swap in the Company’s consolidated balance sheets and changes in the fair value of the swap in derivative loss in the Company’s consolidated statements of income.
     Earnings per Share — Prior to the Reorganization, there were various classes of stock, which were entitled to earnings based on a priority established in the LLC’s Amended and Restated Limited Liability Company Agreement (“the LLC Agreement”). The Class A shares were entitled to a return of capital and a preferred return before any other class of shares was entitled to earnings. The Class A shares were entitled to 100% of the earnings for the period from January 1, 2007 to the Reorganization. Earnings per share was calculated based on the shares of common stock that were exchanged for the Class A shares in the Reorganization for all periods prior to the Reorganization.
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
     Recently Issued and Adopted Accounting Pronouncements —
     Adopted
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 — 06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuances and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of January 1, 2011, the remaining new disclosure requirements were effective for the Company as of January 1, 2010. the Company has included these new disclosures, as applicable, in Note 4.
     Issued
     In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. The new standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. The new standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The new standard allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. The new standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on the financial position, results of operations and cash flows.
     In September 2009, the FASB also issued ASU No. 2009 — 14 — Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company does not expect the adoption of this new standard will have a material impact on the financial position, results of operations and cash flows.
     In December 2010, the FASB issued ASU 2010-29 which will change the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements will not affect the Company’s financial position, results of operations or cash flows.
3. ACQUISITION
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
     As part of the acquisition, the Company incurred $3.4 million in transaction costs, including legal and professional fees, which are recorded in general and administrative expense on the consolidated statements of income for the year ended December 31, 2010.
     Revenues of $5.1 million and net losses of $1.7 million arising from EducationCity are included in the consolidated statements of income for the year ended December 31, 2010.
     The following unaudited pro forma information summarizes the Company’s results of operations, as if the acquisition of EducationCity had occurred as of the beginning of each period presented. The pro forma information adjusts for the effects of amortization of acquired intangibles and additional debt incurred. For 2010 and 2009, the pro forma basic and diluted earnings per share includes an additional 1,242,408 shares reflecting the effect of the acquisition. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisition had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results (in thousands, except per share data):

	Year
	Ended December 31,
	2010	2009
Revenue	$62,928	$51,373
Net income from continuing operations	4,593	3,795
Net income	4,593	4,157
Basic earnings per share
Continuing operations	$0.18	$0.18
Total	0.18	0.19
Diluted earnings per share
Continuing operations	$0.18	$0.18
Total	0.18	0.19
     During the quarter ended September 30, 2010, the Company finalized its purchase accounting for the acquisition of EducationCity. The following table presents the composition of the purchase price and the final amounts recorded in the Company’s balance sheet as of June 9, 2010 for assets and liabilities acquired (in thousands):

Purchase price:
Cash paid to sellers, net of cash received	$61,472
Note payable	4,688
Issuance of common stock	17,392

Total	$83,552

Assets (liabilities) acquired:
Accounts receivable	$4,026
Deferred tax assets	1,890
Other assets	955
Intangible assets	26,860
Accounts payable and accrued expenses	(676)
Deferred tax liabilities	(10,149)
Deferred revenue	(9,900)

Total	$13,006

Remaining value, recorded to goodwill	$70,546

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

     The Company’s cash equivalents consist of highly liquid money market funds. The fair values of our cash equivalents were determined based upon market prices.
     The Company’s interest rate swap was valued using discounted cash flow techniques, which incorporate Level 1 and Level 2 inputs such as interest rates. These market inputs were utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate, and credit risk. Significant inputs to the derivative valuation for interest rate swap were observable in the active markets and were classified as Level 2 in the hierarchy. On December 21, 2010, the interest rate swap settled in accordance with the agreement, which resulted in a net loss on the settlement of less than $0.1 million.
     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets — cash equivalents	$27,816	$—	$—	$27,816
As of December 31, 2009
Assets — cash equivalents	$55,792	$—	$—	$55,792
Liabilities — interest rate swap	—	1,149	—	1,149
     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows, as of December 31 (in thousands):

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Investment	$6,446	n/a	$6,446	n/a
Notes receivable	1,934	1,934	4,931	4,931
Note payable to related party	2,352	2,352	—	—
Term loan	75,763	75,763	61,576	61,229
     The investment included in the table above is in a company that is not publicly traded and the fair value is not readily determinable, however, the Company believes the fair value of this asset approximates or exceeds the carrying value.
     The note receivable (Note 7) was estimated to approximate its carrying value as the note was refinanced on December 21, 2010 at market rates.
     The note payable to related party (see Note 3) was estimated to approximate its carrying value as the final scheduled payment is within one year.
     The fair value of our long-term debt (see Note 9) at December 31, 2010 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, our credit facility, (ii) the variable rate nature of our credit facility and (iii) the interest rate spreads charged on our loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.
5. PROPERTY AND EQUIPMENT
     Property and equipment as of December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Computer equipment	$4,051	$2,754
Furniture and fixtures	745	311
Office equipment	407	177
Computer software	1,195	837
Leasehold improvements	207	60

	6,605	4,139
Accumulated depreciation	(2,845)	(1,519)

Total	$3,760	$2,620

     Depreciation expense was $1.5 million, $1.1 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
6. DISCONTINUED OPERATION
     On November 2, 2009, the Company completed the sale of the operations of TeacherWeb to Edline Holdings, Inc. (“Edline”) for an aggregate purchase price of $13.0 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), Series A shares of Edline valued at $3.7 million and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. In addition, the Company made an approximately $1.6 million distribution to its members in the fourth quarter of 2009 to enable them to meet certain tax obligations associated with the TeacherWeb sale. As a result of the sale and the Company’s previous investment in Edline, the Company held 11.2% of Edline’s outstanding Series A shares and $4.9 million of Edline’s senior debt. Edline is controlled by one of the Company’s stockholders who, prior to the initial public offering was the controlling shareholder of the Company. As such, the sale was treated as a transaction between entities under common control and the excess of the sale consideration received and the book value of net assets sold was recognized in additional paid-in capital. The operations of TeacherWeb during the period that the Company owned it are treated as a discontinued operation on the consolidated statements of income and cash flows.
     Revenue from TeacherWeb of $2.1 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively, was reported in discontinued operations in the consolidated statements of income.
7. INVESTMENT
     On August 14, 2009, the Company and two related parties entered into a unit purchase agreement with Edline, a company that offers web-based technological solutions for schools and educators. The Company purchased 285,601 Series A shares of Edline for $2.7 million (which reflects a reduction of $0.2 million of transaction fees the Company received in connection with the transactions), which represents 6.9% of Edline’s outstanding Series A shares. Edline also borrowed $2.1 million from the Company pursuant to a five-year promissory note, which bears interest at 9.5% per annum and requires semi-annual interest-only payments, with principle due on August 14, 2014. In November 2009, Edline acquired TeacherWeb, Inc. from the Company (Note 6), which was partially financed through a 5 year, $2.8 million promissory note between Edline and the Company bearing interest at 9.5%, with payments of interest due semi-annually.
     On December 21, 2010, Edline made a payment of $3.2 million toward the promissory notes, of which $0.2 million related to interest, and $3.0 million related to principle payment. After the payment, the remaining principal balance of the combined promissory notes as of December 31, 2010 was $1.9 million. On December 23, 2010, Edline refinanced their debt with the Company pursuant to two promissory notes, both of which bear interest at 9.5% per annum and requires semi-annual interest-only payments, with principle due on June 30, 2016.
     The Company’s Chief Executive Officer serves on the Board of Directors of Edline.
8. GOODWILL AND INTANGIBLE ASSETS
     The Company has recorded goodwill and intangible assets in connection with the purchase transaction on January 10, 2007 where substantially all of the assets of Study Island, LP, a Texas partnership, were sold to a subsidiary of the LLC. The transaction was recorded as a business combination with the resulting assets acquired and liabilities assumed being recorded at fair value. In addition, the Company has recorded goodwill and intangible assets in connection with the acquisition of TeacherWeb on June 30, 2008 and acquisition of EducationCity on June 9, 2010 (Note 3). The TeacherWeb goodwill and intangibles were removed in connection with the sale of TeacherWeb on November 2, 2009 (Note 6). Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

     Amortization expense for the years ended December 31, was recorded to the following captions in the consolidated statements of income (in thousands):

	2010	2009	2008
Cost of revenue	$188	$84	$84
Sales and marketing	2,280	1,362	1,362
Content development	346	166	166
General and administrative	114	—	—
Income (loss) from discontinued operation	—	355	213

Total	$2,928	$1,967	$1,825

     The components of the balances of goodwill and intangible assets as of December 31, are as follows (dollars in thousands):

		2010				2009
	Amortization	Gross				Gross
	Period	Carrying	Accumulated	Currency		Carrying	Accumulated
	(Years)	Amount	Amortization	Translation	Net	Amount	Amortization	Net
Goodwill from acquisition of Company	n/a	$94,373	$—	$—	$94,373	$94,373	$—	$94,373
Goodwill from the acquisition of EducationCity U.K	n/a	11,176	—	775	11,951	—	—	—
Goodwill from acquisition of EducationCity U.S	n/a	59,370	—	—	59,370	—	—	—

Total goodwill		$164,919	$—	$775	$165,694	$94,373	$—	$94,373

Finite-lived intangible assets:
Study Island customer relationships	10	$13,620	$(5,411)	$—	$8,209	$13,620	$(4,050)	$9,570
EducationCity customer relationships	9 / 11	15,750	(920)	586	15,416	—	—	—
Study Island technical development/program content	10	2,500	(993)	—	1,507	2,500	(743)	1,757
EducationCity technical development/program content	15	7,060	(276)	300	7,084	—	—	—
EducationCity non-compete agreements	5	1,040	(121)	40	959	—	—	—
Indefinite-lived intangible assets:
Study Island trade name	n/a	1,000	—	—	1,000	1,000	—	1,000
EducationCity trade name	n/a	3,010	—	105	3,115	—	—	—

Total intangible assets		$43,980	$(7,721)	$1,031	$37,290	$17,120	$(4,793)	$12,327

     The estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2010, is as follows (in thousands):

2011	$3,952
2012	3,952
2013	3,952
2014	3,952
2015	3,830
Thereafter	13,537

$33,175

     The weighted-average remaining useful life of the finite-lived intangibles assets as of December 31, 2010 is 8.9 years.
9. CREDIT FACILITY
     On November 16, 2007, Archipelago Learning, LLC (formerly Study Island, LLC), a subsidiary of the Company (the “Borrower”), entered into an $80.0 million credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility, which expires in November 2013. The proceeds of the term loan and $4.9 million in cash were used to pay a distribution of $73.2 million to the Class A shareholders of the LLC and debt financing costs of $1.7 million. The term loan bears interest at rates based upon either a base rate or LIBOR plus an applicable margin (3.75% as of December 31, 2010 and 3.25% as of December 31, 2009 and December 31, 2008, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants.
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
     In June 2010, the Credit Agreement was further amended to permit the acquisition of EducationCity and to add a $15.0 million supplemental term loan and an additional $10.0 million to the revolving credit facility, both of which were drawn in order to finance the acquisition. The Borrower subsequently repaid the $10.0 million revolving credit facility during the quarter ended September 30, 2010. This amendment further modified certain terms of the Credit Agreement, including increasing the applicable margin on all loans by 0.50%, modifying the definition of permitted acquisitions, and increasing the letter of credit sublimit available to the Borrower under the Credit Agreement from $1.0 million to $2.0 million.
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
     The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of December 31, 2010, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco.
     The Borrower has the right to optionally prepay its borrowings under the Credit Agreement, subject to the procedures set forth in the Credit Agreement. The Borrower may be required to make prepayments on its borrowings under the Credit Agreement if it receives proceeds as a result of certain asset sales, additional debt issuances, or events of loss. In addition, a mandatory prepayment of borrowings under the Credit Agreement is required each fiscal year in an amount equal to (i) 75% of excess cash flow (as defined by the Credit Agreement) if the leverage ratio as of the last day of the fiscal year is greater than 4.00 to 1.00, (ii) 50% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 4.00 to 1.00 but greater than 3.25 to 1.00, or (iii) 25% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 3.25 to 1.00. No mandatory prepayment is required if the leverage ratio is less than or equal to 2.50 to 1.00 on the last day of the fiscal year. The Borrower will not be required to make a mandatory prepayment related to the years ended

December 31, 2010 and 2009. The Borrower made a mandatory prepayment of $0.5 million during the second quarter of 2009 related to the excess cash flow generated for the year ended December 31, 2008.
     Principal payments on the Borrower’s term loan due over the next four years and beyond as of December 31, 2010, are as follows (in thousands):

2011	$850
2012	850
2013	74,063

Total debt	75,763
Less: current maturities	(850)

Total long-term debt	$74,913

10. TAXES
     Prior to the Reorganization, the LLC was not a taxpaying entity for federal income tax purposes. As a result, the LLC’s income was taxed to its members in their individual federal income tax returns. No federal income tax expense was recognized in 2008. Upon the Reorganization, the Company became a taxpaying entity and a net deferred tax liability of $2.0 million was recognized into tax expense in the consolidated statement of income for the year ended December 31, 2009. The Company’s discontinued operation, TeacherWeb, was a taxpaying entity for federal income tax purposes.
     The components of net income from continuing operations before income taxes are as follows (in thousands):

	2010	2009	2008
United States	$5,602	$9,468	$1,197
Foreign	(364)	—	—

Total	$5,238	$9,468	$1,197

     The components of the Company’s income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Continuing operations:
Current provision:
Federal	$106	$—	$—
State	(147)	529	83
Foreign	430	—	—

Total	389	529	83
Deferred provision:
Federal	2,387	2,407	—
State	(475)	158	—
Foreign	(515)	—	—

Total	1,397	2,565	—

Tax provision from continuing operations	$1,786	$3,094	$83

Discontinued operation:
Current provision:
Federal	$—	$—	$—
State	—	—	—

Total	—	—	—
Deferred benefit:
Federal	—	(101)	(247)
State	—	—	—

Total	—	(101)	(247)

Tax benefit from discontinued operation	$—	$(101)	$(247)

     A reconciliation of the Company’s effective income tax rate from operations and the U.S. federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2010	2009	2008
Federal statutory income tax rate	34.0%	34.0%	34.0%
Impact of taxation as a partnership	—	(28.4)	(34.0)
Permanent differences	11.4	—	—
Tax Impact of state deferred rate adjustments	(5.7)	—	—
State taxes, net	0.9	6.5	6.9
Impact of UK foreign tax rate	0.4	—	—
Tax impact of adjustments to uncertain tax positions	(4.7)	—	—
Net federal deferred tax liability recorded upon Reorganization	—	20.7	—
Other, net	(2.2)	(0.1)	—

Effective tax rate from continuing operations	34.1%	32.7%	6.9%

The increase in the effective rate related to the permanent differences is primarily related to nondeductible merger and acquisition costs in connection with the EducationCity acquisition and nondeductible stock based compensation expense.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Current:
Deferred revenue	$883	$1,735
Allowance for doubtful accounts	68	27
Unrealized loss on interest rate swap	—	428
Net operating loss carryforwards	2,680	338
Other, net	144	—

Total	3,775	2,528

Noncurrent:
Stock-based compensation	519	52
Deferred revenue	430	1,520

Other, net	168	—

Total	1,117	1,572

Total deferred tax assets	$4,892	$4,100

Deferred tax liabilities:
Current:
Deferred revenue	$345	$—
Prepaid items	351	—

Total	696	—

Noncurrent:
Deferred revenue	206	—
Depreciation	802	341
Amortization	15,587	6,324

Total	16,595	6,665

Total deferred tax liabilities	$17,291	$6,665

     The Company has not recorded a valuation allowance against its deferred tax assets, as it believes that it is more likely than not that all deferred tax assets will be realized in future periods. A review of all positive and negative evidence of realizability was considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence was commensurate with the extent to which it can be objectively verified. The net operating loss has carryfowards that expire as follows (in thousands):

2011	$—
2012	—
2013	—
2014	—
2015	—
2016-2030	2,680
Thereafter	—

Total loss carryforwards	$2,680

     The FASB issued an amendment to FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company adopted the provisions of FASB ASC 740, as amended, as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Upon adoption, the Company identified no uncertain tax positions and therefore recorded no cumulative effect adjustment related to the adoption of this amendment. The Company’s recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.
     In the year ended December 31, 2010, the Company partially recognized its previously recorded unrecognized tax benefit based on new information related to recent court rulings which support the Company’s position. The Company is not currently under examination in any federal or state income tax jurisdiction. It is reasonably possible that the ending balance of unrecognized tax benefits will decrease in the following 12 month period, following the resolution to an inquiry with the state taxing authority. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows, for the years ended December 31, 2010 and 2009 (in thousands):

Balance as of January 1, 2009	$—
Additions for tax positions related to prior years	223
Additions for tax positions related to the current year	202
Reductions of tax positions	—

Balance as of December 31, 2009	$425

Additions for tax positions related to prior years	—
Additions for tax positions related to the current year	86
Reductions of tax positions	(240)

Balance as of December 31, 2010	$271

     At December 31, 2010 and 2009, there are $0.3 million and $0.4 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized and paid less than $0.1 million in interest and penalties.
     We are subject to U.S. federal income tax, U.K. income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2006 through 2009 remain open to examination, and state, local, and U.K. income tax returns for 2005 through 2009 remain open to examination.
11. COMMITMENTS AND CONTINGENCIES
     The Company is obligated, as lessee, under non-cancelable operating leases for office space in Dallas, Texas; Naperville, Illinois; and Rutland, U.K. expiring through 2020. In addition, the Company is obligated, as lessee, under other non-cancelable operating lease for office equipment. As of December 31, 2010, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

2011	$1,589
2012	1,136
2013	1,101
2014	908
2015	931
Thereafter	4,454

$10,119

     Rent expense for the years ended December 31, 2010, 2009 and 2008, was $1.9 million, $0.6 million and $0.4 million, respectively.
     The Company also has a distribution agreement with a supplier which includes a minimum royalty payment requirement to keep the contract in effect, which is not included in the table above. The aggregate minimum requirement over the next ten years under the contract totals $12.8 million.
12. STOCKHOLDERS’ EQUITY
     The Company’s capital structure consists of preferred stock and common stock, which includes unrestricted and restricted shares. No shares of preferred stock have been issued as of December 31, 2010. The restricted common stock carries full voting rights and participation rights to dividends, but may not be sold until vested.
     The LLC’s capital structure consisted of Class A Shares, Class A-2 Shares, Class B Shares and Class C Shares. The terms of the shares were governed by the LLC Agreement. On January 10, 2007, 109,545,064 Class A Shares were issued to the Company’s private-equity sponsor and other investors. Class A-2 Shares were issued in connection with the acquisition of TeacherWeb. Class B Shares and Class C Shares were held by employees of the LLC. Upon the Reorganization, each of the members of the LLC contributed their respective classes of shares in the LLC in exchange for common stock and restricted common stock in the Company, with the amount of shares determined based on the shares available in the Company and the liquidation value of the LLC, as defined by the LLC Agreement. The Class A and Class A-2 shareholders received shares of common stock. The Class B shareholders received common stock for the shares for which they had met the performance vesting requirements and restricted common stock, with the same performance vesting schedule, for their remaining shares. The non-executive Class C shareholders received common stock for their shares. The executive Class C shareholders received restricted common stock subject to vesting based on, among other things, the cash returns to a stockholder on their stock. The exchange resulted in no additional compensation expense, as the fair value of the common stock received did not exceed the fair value of the Class B and Class C shares exchanged on the date of the Reorganization.
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
     As part of the Reorganization, a subsidiary of a Class A shareholder (the “Merger Entity”) was merged into the Company and dissolved. The Merger Entity had $0.7 million of cash and a tax payable of $0.5 million. The Merger Entity’s net assets of $0.2 million were treated as a contribution on the Company’s consolidated statement of equity for the year ended December 31, 2009.

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
     The components of earnings per share are as follows for the years ended December 31 (in thousands, except per share data):

	2010		2009		2008
	Net Income	Shares	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$3,452	25,810	$6,374	20,572	$1,114	19,966
Less: Income attributable to restricted shares	(164)	(1,224)	(47)	(164)

Net income available to common shareholders	3,288	24,586	6,327	20,408

Basic earnings per share	$0.13		$0.31		$0.06

Dilutive effect of restricted common stock		364		27

Diluted earnings per share	$0.13	24,950	$0.31	20,435	$0.06

Discontinued operation:
Net income (loss)	$—		$362	20,572	$(92)	19,966
Less: Income attributable to restricted shares	—		—	(164)

Net income (loss) available to common shareholders			362	20,408

Basic and diluted earnings (loss) per share	$—		$0.02		$(0.01)

Total:
Net income	$3,452	25,810	$6,736	20,572	$1,022	19,966
Less: Income attributable to restricted shares	(164)	(1,224)	(47)	(164)

Net income available to common shareholders	3,288	24,586	6,689	20,408

Basic earnings per share	$0.13		$0.33		$0.05

Dilutive effect of restricted common stock		364		27

Diluted earnings per share	$0.13	24,950	$0.33	20,435	$0.05

For the years ended December 31, 2010 and 2009, options for 655,406 and 68,128 weighted-average shares were excluded from the diluted earnings per share calculation, respectively, as their effect was antidilutive. No options were outstanding during the year ended December 31, 2008.
14. STOCK-BASED COMPENSATION
   2007 Equity Compensation Plan
     In February 2007, the Board of Managers of the LLC adopted the 2007 Equity Compensation Plan (the “Plan”). Under the terms of the Plan, eligible participants, as determined by the Board, received grants of Class B Shares and Class C Shares, which together are defined as the Participation Shares. The purpose of the Plan was to compensate employees and consultants of the LLC. Under the terms and provisions of the LLC Agreement, the Participation Shares were to be considered profits interests in the LLC and each holder of a share is considered a member of the LLC.

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
   2009 Omnibus Incentive Plan
     On November 17, 2009, the Company’s Board of Directors and shareholders approved the 2009 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the Board to grant common stock, restricted common stock and options to purchase common stock to employees, directors or consultants of the Company, as compensation for services to be rendered. Under the Incentive Plan, 2,198,172 shares of common stock are authorized to be issued and 1,530,823 shares were available for additional issuance at December 31, 2010. Upon exercise of options, new shares are issued to employees.
   Employee Stock Purchase Plan
     On November 17, 2009, the Company’s Board of Directors and shareholders approved the Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees could elect to withhold amounts from their compensation to purchase shares of the Company at the end of six-month periods, at 100% of the fair market value of the stock.
     On June 9, 2010, the Company’s Board of Directors and shareholders approved the Amended and Restated ESPP. Under the Amended and Restated ESPP, the purchase price for each share is be equal to 85% of the lesser of the fair market value of a share on the first day of the offering period and the fair market value of a share on the last day of the offering period.
     Under the ESPP and Amended and Restated ESPP, 500,000 shares of common stock are authorized to be purchased. As of December 31, 2010, 497,379 shares were available for additional issuance.
   Stock-Based Compensation Expense
     The Company recognizes compensation expense for the grant-date fair value of the awards over the service period of the awards, which is generally the vesting period. The fair values of stock options are calculated using the Black-Scholes option pricing model (“Black-Scholes”). The Company did not apply a forfeiture rate to its restricted common shares or its stock options as a significant portion of these awards were granted to a few key executives.
     The following table sets forth the stock-based compensation expense included in the related statements of income line items for the years ended December 31 (in thousands):

	2010	2009	2008
Cost of revenue	$244	$96	$7
Sales and marketing	327	74	32
General and administrative	1,078	369	298
Content development	113	23	18

Total	1,762	562	355
Tax impact	(601)	(64)	—

Net expense	$1,161	$498	$355

   Restricted Common Stock
     The following table presents the activity of the Company’s restricted common stock for the year ended December 31, 2010 (in thousands, except per share data):

		Per Share Weighted-
		Average
		Grant-Date
	Shares	Fair Value
January 1, 2010	1,393	$1.27
Granted	8	12.98
Vested	(207)	0.44
Forfeited	(15)	0.28

December 31, 2010	1,179	$0.21

     As of December 31, 2010, the aggregate fair value of vested restricted stock was $0.1 million. As of December 31, 2010, there was approximately $0.5 million of unrecognized stock-based compensation expense related to unvested restricted common stock that is expected to be recognized over a weighted average period of 1.46 years.
   Stock Options
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of its stock options. The aggregate fair value of options granted during the years ended December 31, 2010 and 2009 was $1.2 million and $4.6 million, respectively, which will be recognized in operating expense over the respective four-year vesting periods of the options. The following assumptions were used to calculate the fair value of the options:

	2010	2009
Expected term(1)	6.25 years	6.25 years
Volatility(2)	49.3%	49.3%
Dividend yield	0%	0%
Risk-free rate(3)	2.5% to 2.8%	2.4%

(1)	The expected term was calculated as the average between the vesting term and the contractual term. We used the simplified method discussed in ASC 718-10-S99-1, as we do not have sufficient historical data in order to calculate a more appropriate estimate.

(2)	Expected volatility was based on the historical volatility of guideline companies over a preceding period equal to the expected term of the award.

(3)	The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the options.
     The changes in stock options outstanding for the year ended December 31, 2010 were as follows (in thousands, except per share data):

				Weighted-Average
		Per Share Weighted-	Weighted- Average	Remaining
		Average Exercise	Grant Date	Contractual Term
Options	Shares	Price	Fair Value	(in years)
Outstanding at January 1, 2010	553	$16.50	$8.30	10.0
Granted	150	15.77	8.00
Exercised	—	—	—
Canceled	(53)	16.54	8.33

Outstanding at December 31, 2010	650	$16.33	$8.23	9.0

Exercisable (vested) at December 31, 2010	127	$16.50	$8.30	8.9

     As of December 31, 2010, there was approximately $3.9 million of unrecognized stock-based compensation expense related to unvested options for common stock that is expected to be recognized over a weighted average period of 2.97 years.
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
     Participants are 100% vested in the portion of the plan representing employee and employer safe harbor match contributions. For the years ended December 31, 2010, 2009 and 2008, the Company made contributions of $0.5 million, $0.4 million and $0.2 million, respectively, under this plan.
16. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION
     Pursuant to the acquisition of EducationCity on June 9, 2010, the Company operates as three operating segments, Study Island, Educationcity Limited (a U.K. private company) and Educationcity Inc. (an Illinois company). The Company aggregated the three operating segments to one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability.
     The three operating segments offer subscription-based online products that provide instruction, practice, assessment and productivity tools for teachers and students. The content and engineering teams operate in a similar manner to enhance and maintain the products. The primary customer bases for all three operating segments are schools. The markets for the United States and United Kingdom are both English-speaking, which is important from a product marketing and development perspective. The operating segments have similar rates of profitability.
     Geographical areas are North America (which includes operations of the United States and Canada) and the United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	Year Ended
	December 31,
	2010	2009	2008
Revenue:
North America	$55,640	$42,768	$31,415
United Kingdom	3,010	—	—

Total revenue	$58,650	$42,768	$31,415

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	December 31,	December 31,
	2010	2009
Long-lived assets:
North America	$33,134	$27,042
United Kingdom	13,791	—

Total long-lived assets	$46,925	$27,042

Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in the United Kingdom can be impacted by changes in currency exchange rates.
17. RELATED-PARTY TRANSACTIONS
     The Company is a party to an agreement with a stockholder to provide advisory services in connection with the identification, evaluation and acquisition of one or more businesses. The stockholder receives a transaction fee upon the successful consummation of any transaction that they identify. The amount of this transaction fee is dependent upon the size of the acquisition. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. During the year ended December 31, 2010, the Company incurred and paid an aggregate of $1.5 million under this agreement related to the acquisition of EducationCity. During the years ended December 31, 2009 and 2008, the Company did not incur or make any payments under this agreement.
     Providence Equity Partners paid for certain costs related to travel and other expenses of members of the Company’s Board of Directors and other staff assisting those Directors in certain oversight functions and invoiced the Company for reimbursement. During the year ended December 31, 2010, $0.2 million of these costs were paid by the Company. No payments were made during the year ended December 31, 2009 or 2008.
     The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $1.3 million, $0.7 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     During the year ended December 31, 2010, the Company made certain tax payments of $0.2 million to states on behalf of shareholders of the LLC for periods prior to the Reorganization. These amounts were invoiced to these stockholders for reimbursement.
     As part of the sale of TeacherWeb, the Company signed a transition services agreement with Edline whereby the Company performed certain accounting and administrative functions related to TeacherWeb for a period not to exceed six months from the sale. In May 2010, the transition services agreement was extended to July 1, 2010. The transition services agreement was subsequently amended in August and September 2010, extending its term through October 31, 2010. During the transition period, certain costs were paid by the Company on behalf of TeacherWeb, which were billed to and reimbursed by Edline. The Company received no fee for the performance of these services.
     For the years ended December 31, 2010 and 2009, the Company paid $1.0 million and $0.2 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.1 million was receivable from Edline as of December 31, 2010 and 2009, and is recorded in other current assets on the consolidated balance sheet.
     EducationCity U.K. leases office space in Rutland, U.K. which is owned by the pension funds of two officers and stockholders of the Company. The Company made payments under this lease for $0.1 million for the year ended December 31, 2010. The Company concluded during purchase accounting that this lease is a market based lease.
     In connection with the purchase of EducationCity, the Company incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders. As of December 31, 2010, the remaining balance to be paid under that note payable was $2.5 million.
18. SUBSEQUENT EVENTS
     On January 6, 2011, the Company announced that Mr. Mark S. Dubrow, would be named Chief Financial Officer and Executive Vice President of the Company, effective on January 31, 2011.
     Also on January 6, 2011, the Company announced that Mr. James B. Walburg would be retiring from his position as the Company’s Chief Financial Officer, effective on January 31, 2011. Mr. Walburg will continue on in a consulting role for three months following his retirement (the “Transition Period”). In connection with his retirement, Mr. Walburg entered into a separation agreement with the Company, dated as of January 4, 2011 (the “Separation Agreement”), pursuant to which Mr. Walburg would be entitled to his base salary and benefits consistent with the terms of his existing employment agreement during the Transition Period. Under the terms of the

Separation Agreement, following the Transition Period or if Mr. Walburg is terminated during the Transition Period without cause, Mr. Walburg shall be entitled to continued payment of his base salary for a period of 12 months, payment of any bonus to which he was entitled for the 2010 fiscal year, and the vesting of 50% of his restricted common stock subject to time-based vesting on January 10, 2011, the vesting of 50% of his restricted common stock subject to time-based vesting on January 10, 2012, and the vesting of all of his restricted common stock subject to vesting based on performance measures on January 10, 2011.
     On January 10, 2011, the Company granted stock options for 434,976 shares of common stock to its officers and employees as a part of their compensation for 2010, at an exercise price of $10.09 per share. The options vest over a four year term. On January 31, 2011, the Company granted stock options for 125,000 shares of common stock to Mark Dubrow, Chief Financial Officer and Executive Vice President of the Company, at an exercise price of $10.38 per share. The options vest over a four year term.
     On February 24, 2011, the Company granted an aggregate of 28,038 restricted stock units to Mr. Timothy McEwen, Chief Executive Officer of the Company, as part his annual compensation for 2010. Subject to Mr. McEwen’s continued employment, 41 2/3% of the restricted stock units will be settled in cash six months after the grant date on August 24, 2011, and the remaining restricted stock units will be settled in common stock of the Company four years from the grant date on February 24, 2015. Pursuant to the terms of the restricted stock unit agreement, Mr. McEwen will receive 28,038 dividend equivalent rights. Each dividend equivalent right relates to one restricted stock unit and entitles him to an amount equal to the per share dividend, if any, paid by the Company during the period between the grant date and vesting date of the related restricted stock unit. Each dividend equivalent right will vest and be payable in cash at the time that the related restricted stock unit is settled.
     On March 3, 2011, Matthew Drakard resigned as Managing Director and Co-Founder of Educationcity Limited. Mr. Drakard’s resignation from EducationCity in any capacity will be effective as of December 31, 2011. Until then, he will continue as a part-time employee in an advisory capacity. On March 4, 2011, Simon Booley resigned as Managing Director and Co-Founder of EducationCity, Ltd. Mr. Booley will continue to work for EducationCity as a part-time employee. Effective on March 1, 2011, Richard Whalley will serve as the U.K. Managing Director for EducationCity.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Form of Certificate of Incorporation of Archipelago Learning, Inc. (filed as Exhibit 3.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.2	Form of Bylaws of Archipelago Learning, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.3	Second Amended and Restated Limited Liability Company Agreement of Study Island Holdings, LLC. (filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.2	Form of Stockholders Agreement. (filed as Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.3	Reserved.

4.4	Form of Time Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.5	Form of Cash Return Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.6	Form of Cash Return Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.7	Form of Equity Value Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.8	Form of Director Restricted Stock Agreement. (filed as Exhibit 4.8 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 18, 2009)

4.9	Registration Rights Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Matt Drakard, Simon Booley and Tom Morgan. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

4.10	Restricted Stock Unit Agreement dated as of February 24, 2011 between Archipelago Learning, Inc. and Timothy McEwen. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on February 28, 2011)

10.1	2007 Equity Compensation Plan. (filed as Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.2	Form of Participation Share Agreement. (filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.3	Form of Indemnification Agreement between Archipelago Holdings, Inc. and each of its directors and executive officers. (filed as Exhibit 10.3 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.4	Form of Archipelago Learning, Inc. 2009 Omnibus Incentive Plan. (filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-1 (File no. 333-161717) filed on October 13, 2009)

10.5	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit
Number	Description of Exhibits
10.6	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.7	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.7 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.8	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.9	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.11	Employment Agreement, dated as of January 28, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.12	First Amendment to Employment Agreement, dated as of March 16, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.13	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.13 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.14	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and Timothy McEwen. (filed as Exhibit 10.14 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.15	Employment Agreement, dated as of May 22, 2007, between Study Island, LLC and James Walburg. (filed as Exhibit 10.15 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.16	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and James Walburg. (filed as Exhibit 10.16 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.17	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and James Walburg. (filed as Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.18	Employment Agreement, dated as of August 28, 2009, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.19	Employment Agreement, dated as of September 15, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.20	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.21	Credit Agreement, dated as of November 16, 2007, by and among Study Island, LLC, the other persons designated as credit parties from time to time, General Electric Capital Corporation, as a lender and as agent for all lenders, NewStar Financial, Inc., as syndication agent, the other parties thereto as lenders and GE Capital Markets, Inc. and NewStar Financial, Inc., as joint lead arrangers and joint bookrunners. (filed as Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit
Number	Description of Exhibits
10.22	Amendment No. 1 to Credit Agreement, dated as of May 21, 2008. (filed as Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.23	Amendment No. 2 to Credit Agreement, dated as of February 18, 2009. (filed as Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.24	Amendment No. 3 to Credit Agreement, dated as of April 30, 2009. (filed as Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.25	Amendment No. 4 to Credit Agreement, dated as of May 15, 2009. (filed as Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.26	Amendment No. 5 to Credit Agreement, dated as of September 2, 2009. (filed as Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.27	Guaranty and Security Agreement, dated as of November 16, 2007, by and among Study Island, LLC, General Electric Capital Corporation and the other grantors party thereto. (filed as Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.28	Office Building Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.28 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.29	First Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.30	Second Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.30 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.31	Office Building Lease, dated as of January 12, 2007, by and between Turtle Creek Limon, LP and Study Island, LLC. (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.32	First Amendment to Lease dated, as of January 17, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.33	Second Amendment to Lease dated, as of September 30, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.34	Employment Agreement, dated as of October 12, 2009, between Archipelago Learning, LLC and Martijn Tel. (filed as Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.35	Third Amendment to Lease, dated as of October 23, 2009, by and between Turtle Creek Limon, LP and Archipelago Learning, LLC. (filed as Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.36	Archipelago Learning, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.36 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.37	Amendment No. 6 to Credit Agreement, dated as of November 2, 2009. (filed as Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.38	First Amendment to Employment Agreement, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

Exhibit
Number	Description of Exhibits
10.39	Employment Agreement, dated as of November 9, 2009, between Archipelago Learning, LLC and Allison Duquette. (filed as Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.40	Voting Agreement, among Providence Equity Partners, Cameron Chalmers, David Muzzo and MHT-S1 L.P. (filed as Exhibit 10.40 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.41	Form of Nonqualified Stock Option Award Agreement. (filed as Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.42	Transfer and Contribution Agreement. (filed as Exhibit 10.42 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.43	Assignment and Merger Agreement. (filed as Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.44	Certificate of Merger. (filed as Exhibit 10.44 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.45	Second Amendment to Employment Agreement, dated as of February 18, 2010, between Archipelago Learning, LLC and Ray Lowrey. (filed as Exhibit 10.45 to Annual Report on Form 10-K (File No. 001-34555) filed on March 5, 2010)

10.46	Archipelago Learning, Inc. Amended and Restated 2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 9, 2010)

10.47	Share Purchase Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Archipelago Learning Holdings UK Limited, Matt Drakard, Simon Booley and Tom Morgan. (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.48	Amendment No. 7 to Credit Agreement, dated as of June 9, 2010, by and among Archipelago Learning, LLC, the other credit parties party thereto, the lenders party thereto and General Electric Capital Corporation, as agent. (Filed as Exhibit 10.2 to Current Report on Form 8-K (file No. 001-34555) filed on June 10, 2010)

10.49	Service Agreement, dated as of June 9, 2010, by and between Matthew Drakard and Educationcity Limited. (filed as Exhibit 10.3 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.50	Service Agreement, dated as of June 9, 2010, by and between Simon Booley and Educationcity Limited. (filed as Exhibit 10.4 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.51	Employment Agreement between Archipelago Learning, Inc. and Mark S. Dubrow, dated as of January 3, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on January 7, 2011)

10.52	Separation Agreement between Archipelago Learning, Inc. and James B. Walburg, dated as of January 7, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K/1 (File No. 001-34555) filed on January 10, 2011)

10.53	Lease Agreement between Archipelago Learning, LLC and Gaedeke Holdings II, Ltd. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2011).

10.54	Service Agreement by and between Richard Whalley and Educationcity Limited dated as of March 1, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.55	Amendment, dated as of March 3, 2011, to the Service Agreement by and between Matthew Drakard and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

Exhibit
Number	Description of Exhibits
10.56	Amendment, dated as of March 4, 2011, to the Service Agreement by and between Simon Booley and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

11.1*	Statement re computation of per share earnings (incorporated by reference to Notes to the Consolidated Financial Statements included in this Annual Report).

21.1*	List of Subsidiaries of Archipelago Learning, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial Statement Schedule of Condensed Financial Information of Registrant

99.2*	Financial Statement Schedule of Valuation and Qualifying Accounts

*	Filed herewith.