Form 10-Q
period 2011-03-31
Archipelago Learning, Inc.
filed 2011-05-10
CIK 1470699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________.
Commission File Number: 001-34555

Archipelago Learning, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 3232 McKinney Avenue, Suite 400, Dallas, Texas (Address of Principal Executive Offices)	27-0767387 (I.R.S. Employer Identification No.) 75204 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
     As of May 5, 2011, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,332,066.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)
(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$33,601	$32,398
Accounts receivable, net	10,042	10,807
Deferred tax assets	3,328	3,463
Prepaid expenses and other current assets	3,120	3,560

Total	50,091	50,228
Property and equipment, net	4,510	3,760
Goodwill	166,127	165,694
Intangible assets, net	36,839	37,290
Investment	6,446	6,446
Notes receivable	1,984	1,934
Other long-term assets	1,500	1,610

Total assets	$267,497	$266,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$969	$928
Accrued employee-related expenses	1,215	2,518
Other accrued expenses	1,095	1,247
Taxes payable	1,459	979
Deferred tax liabilities	269	384
Deferred revenue	42,490	44,733
Current portion of note payable to related party	2,388	2,352
Current portion of long-term debt	850	850
Other current liabilities	502	463

Total	51,237	54,454
Long-term deferred tax liabilities	15,753	15,478
Long-term deferred revenue	14,974	14,312
Long-term debt, net of current	74,701	74,913
Other long-term liabilities	378	488

Total liabilities	157,043	159,645
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,336,335 and 26,354,198 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	26	26
Additional paid-in capital	96,701	95,395
Accumulated other comprehensive income	2,373	1,531
Retained earnings	11,354	10,365

Total stockholders’ equity	110,454	107,317

Total liabilities and stockholders’ equity	$267,497	$266,962

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$17,303	$12,549
Cost of revenue	1,707	913

Gross profit	15,596	11,636
Operating expense:
Sales and marketing	5,921	3,822
Content development	1,707	1,041
General and administrative	5,453	2,789

Total	13,081	7,652

Operating income	2,515	3,984
Other income (expense):
Interest expense	(1,094)	(770)
Interest income	70	153
Foreign exchange loss	(121)	—
Derivative loss	—	(73)

Total	(1,145)	(690)

Income before tax	1,370	3,294
Provision for income tax	381	1,227

Net income	$989	$2,067

Earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Weighted-average shares outstanding:
Basic	25,381,150	23,856,327
Diluted	25,629,288	24,252,248
See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE
INCOME— (UNAUDITED)
(in thousands)

	Preferred		Common			Accumulated
	Stock		Stock		Additional	Other
		Par		Par	Paid-in	Comprehensive	Retained	Total
	Shares	Value	Shares	Value	Capital	Income	Earnings	Equity
Balance at December 31, 2010	—	$—	26,354	$26	$95,395	$1,531	$10,365	$107,317
Stock-based compensation expense	—	—	—	—	1,286	—	—	1,286
Grants of stock and restricted stock	—	—	22	—	—	—	—	—
Forfeiture of restricted stock	—	—	(40)	—	—	—	—	—
Additional contributed capital	—	—	—	—	20	—	—	20
Comprehensive income:
Net income	—	—	—	—	—	—	989	989
Currency translation adjustment	—	—	—	—	—	842	—	842

Total								1,831

Balance at March 31, 2011	—	$—	26,336	$26	$96,701	$2,373	$11,354	$110,454

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$989	$2,067
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	109	78
Depreciation and amortization	1,482	699
Stock-based compensation	1,286	408
Unrealized gain on interest rate swap	—	(259)
Deferred income taxes	121	1,198
Deferred rent	4	—
Changes in operating assets and liabilities:
Accounts receivable	825	1,871
Prepaid expenses and other	399	(39)
Accounts payable and accrued expenses	(1,281)	(1,664)
Deferred revenue	(1,863)	(1,979)
Other long-term liabilities	14	—

Net cash provided by operating activities	2,085	2,380

Cash flows from investing activities:
Purchase of property and equipment	(1,020)	(330)

Net cash used in investing activities	(1,020)	(330)

Cash flows from financing activities:
Contribution from member in Reorganization	20	—
Payment of offering costs	—	(1,460)
Payments on term note	(212)	(175)

Net cash used in financing activities	(192)	(1,635)

Effect of foreign exchange on cash and cash equivalents	330	—
Net change in cash and cash equivalents	1,203	415
Beginning of period	32,398	58,248

End of period	$33,601	$58,663

Supplemental information:
Cash paid for interest	$968	$716

Cash paid for income taxes	$13	$645

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$203	$20

ARCHIPELAGO LEARNING, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
The Company
     Archipelago Learning, Inc. (the “Company”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students at a low cost via proprietary web-based platforms.
     Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade (“K-12”), master grade level academic standards in a fun and engaging manner. In June 2010, the Company acquired Educationcity Limited (“EducationCity”), an online Pre-K-6 educational content and assessment program for schools in the United Kingdom (“U.K.”) and United States (“U.S.”). In August 2010, we began selling Reading Eggs, an online product focused on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. The Company also offers online postsecondary programs through its Northstar Learning product line.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements.” However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The condensed consolidated results of operations of the Company for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2010 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2010 Annual Report.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, intangible assets, and income taxes. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. The new standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. The new standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard was effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company adopted this standard effective January 1, 2011, which did not have a material impact on the financial position, results of operations or cash flows of the Company.
     In September 2009, the FASB also issued ASU No. 2009 — 14 — Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. The new standard was effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company adopted this standard effective January 1, 2011, which did not have a material impact on the financial position, results of operations or cash flows of the Company.
     In December 2010, the FASB issued ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations, which will change the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements did not affect the Company’s financial position, results of operations or cash flows.
3. FAIR VALUE MEASUREMENTS
          ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.
          ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs to valuation techniques used in fair value calculations are defined as follows:
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

	Level 1	Level 2	Level 3	Total
As of March 31, 2011
Assets — cash equivalents	$29,902	—	—	$29,902
As of December 31, 2010
Assets — cash equivalents	$27,816	—	—	$27,816

The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cost investment	$6,446	n/a	$6,446	n/a
Notes receivable	1,984	2,020	1,934	1,934
Note payable to related party	2,388	2,388	2,352	2,352
Term loan	75,551	75,551	75,763	75,763
     The investment included in the table above is in Edline LLC (“Edline”), a company that offers web-based technological solutions for schools and educators which is not publicly traded and the fair value is not readily determinable, however the Company believes the fair value of this asset approximates or exceeds the carrying value.
     As of March 31, 2011, the Company had two promissory notes receivable totaling $1.9 million from Edline. Both of these notes bore interest at 9.5% per annum payable in kind. The interest and principal amount on these notes receivable are due on June 30, 2016. The notes receivable were estimated to approximate their carrying value as the notes were refinanced on December 21, 2010 at market rates. See Note 11 for discussion of the subsequent refinancing of these notes in April 2011.
     As of March 31, 2011, the Company had a note payable of $2.5 million related to the acquisition of EducationCity in June 2010 (see Notes 4 and 10). The note payable was estimated to approximate its carrying value as the final scheduled payment is within one year.
     The fair value of our long-term debt at March 31, 2011 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, our credit facility, (ii) the variable rate nature of our credit facility and (iii) the interest rate spreads charged on our loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.
4. ACQUISITION OF EDUCATIONCITY
EducationCity
     On June 9, 2010, the Company acquired EducationCity pursuant to a Share Purchase Agreement with Matthew Drakard, Simon Booley and Tom Morgan. The Company purchased 100% of the equity of EducationCity for a purchase price of: (i) $65.1 million in cash; (ii) 1,242,408 shares of common stock of the Company; and (iii) $5.0 million in additional deferred cash consideration, of which $2.5 million was paid by the Company on December 31, 2010 and an additional $2.5 million will be paid on December 31, 2011. The acquisition was financed with cash on hand and the proceeds of a new $15.0 million supplemental term loan and $10.0 million in revolving loan commitments.
     The following unaudited pro forma information summarizes the Company’s results of operations, as if the acquisition of EducationCity had occurred as of January 1, 2010. The pro forma information adjusts for the effects of amortization of acquired intangibles and additional debt incurred. The pro forma basic and diluted earnings per share includes an additional 1,242,408 shares reflecting the effect of the acquisition. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisition had occurred on the dates indicated, nor is it necessarily indicative of future consolidated results (in thousands, except per share data):

	Three Months
	Ended March 31, 2010
	As Reported	Pro Forma
Revenue	$12,549	$15,093
Net income	2,067	1,646

Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08	$0.06

5. GOODWILL AND INTANGIBLE ASSETS
     During the three months ended March 31, 2011, the Company’s goodwill balance increased by $0.4 million due to changes in the foreign exchange rate between the U.S. Dollar and the Great British Pound.
     During the three months ended March 31, 2011, the Company’s net intangible asset balances decreased by $0.5 million due to amortization of $1.0 million offset by and increase due to change in the foreign exchange rate between the U.S. Dollar and Great British Pound of $0.5 million.
6. COMMITMENTS AND CONTINGENCIES
     The Company is obligated, as lessee, under non-cancelable operating leases for office space in Dallas, Texas; Naperville, Illinois; and Rutland, United Kingdom expiring through 2020. As of March 31, 2011, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

Remainder of 2011	$1,250
2012	1,135
2013	1,109
2014	908
2015	931
Thereafter	4,454

$9,787

     The Company also has a distribution agreement with a supplier which includes a minimum royalty payment requirement to keep the contract in effect, which is not included in the table above. The aggregate minimum requirement through December 31, 2020 under the contract totals $12.7 million.
7. EARNINGS PER SHARE
     Earnings per share is computed using the two-class method, considering the restricted common shares, due to their participation rights in dividends of the Company. Under this method, the Company’s net income is reduced by the portion of net income attributable to the restricted common shares, and this amount is divided by the weighted average shares of common stock outstanding.
     The components of earnings per share are as follows for the three months ended March 31 (in thousands):

	2011		2010
	Net Income	Shares	Net Income	Shares

Net income	$989	26,337	$2,067	25,106
Less: Income attributable to restricted shares	(36)	(956)	(103)	(1,250)

Net income available to common stockholders	953	25,381	1,964	23,856
Basic earnings per share	$0.04		$0.08

Dilutive effect of restricted common stock		248		396

Diluted earnings per share	$0.04	25,629	$0.08	24,252

     For the three months ended March 31, 2011, 3,717 shares of restricted stock and options to purchase 922,212 weighted-average shares of common stock were excluded from the diluted earnings per share calculation, as their effect was antidilutive. For the three months ended March 31, 2010, 353 shares of restricted stock and options to purchase 588,371 weighted-average shares of common stock, were excluded from the diluted earnings per share calculation, as their effect was antidilutive.

8. STOCK-BASED COMPENSATION
     During the three months ended March 31, 2011, the Company issued stock options in the amounts and for the periods shown in the following table. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months
Ended March 31,
2011
Number of options granted	559,976
Weighted average exercise price of options granted	$10.15
Weighted average grant date fair value of options granted	$4.97
Expected term (in years) (1)	6.25
Volatility (2)	47.6%
Risk free interest rate (3)	2.4%
Expected annual dividends	None

(1)	The expected term was calculated as the average between the vesting term and the contractual term. We used the simplified method discussed in ASC 718-10-S99-1, as we do not have sufficient historical data in order to calculate a more appropriate estimate.

(2)	Expected volatility was based on the historical volatility of guideline companies over a preceding period equal to the expected term of the award.

(3)	The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the options.
     We recognized $1.3 million and $0.4 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended March, 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $6.3 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 3.4 years.
     On January 6, 2011, the Company announced that Mr. James Walburg, the Company’s former Chief Financial Officer, would be retiring effective on January 31, 2011. Mr. Walburg’s separation agreement allowed for the acceleration of his restricted stock as follows: 50% of his restricted common stock subject to time-based vested on January 10, 2011, 50% of his restricted common stock subject to time-based will vest on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011. This accelerated vesting resulted in compensation expense of $0.7 million being recorded during the three months ended March 31, 2011.
9. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION
     Pursuant to the acquisition of EducationCity on June 9, 2010, the Company has three operating segments, Study Island, Educationcity Limited (a United Kingdom company), and Educationcity Inc. (an Illinois company). The Company aggregates the three operating segments to one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability.
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
     Geographical areas are North America (which includes operations of the United States and Canada) and United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue:
North America	$15,835	$12,549
United Kingdom	1,468	—

	$17,303	$12,549

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31	December 31
	2011	2010
Assets:
North America	$33,115	$33,134
United Kingdom	13,942	13,791

	$47,057	$46,925

10. RELATED-PARTY TRANSACTIONS
     The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.
     As part of the sale of TeacherWeb to Edline, the Company signed a transition services agreement with Edline whereby the Company performs certain accounting and administrative functions related to TeacherWeb for a period that has been subsequently extended until October 31, 2010. During the transition period, certain costs are paid by the Company on behalf of TeacherWeb, which are billed to and reimbursed by Edline. The Company receives no fee for the performance of these services. For the three months ended March 31, 2011 and 2010, the Company paid $0.1 million and $0.3 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.1 million was receivable from Edline as of March 31, 2011, and is recorded in other current assets on the condensed consolidated balance sheet.
     EducationCity U.K. leases office space in Rutland, U.K. which is owned by the pension funds of two officers and stockholders of the Company. The Company made payments under this lease for $0.1 million for the three months ended March 31, 2011. The Company concluded during purchase accounting that this lease is a market based lease.
     In connection with the purchase of EducationCity, the Company incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders. As of March 31, 2011, the remaining balance to be paid under that note payable was $2.5 million.
11. SUBSEQUENT EVENTS
     On April 21, 2011, in connection with obtaining additional financing from other lenders, Edline refinanced its debt owed to the Company pursuant to two promissory notes. The principal amount due under these notes remains $1.9 million, however the notes now bear interest at 12.5% per annum payable in kind. The interest and principal on these notes receivable are due on June 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes in Item 1 of this report.
Overview
     Archipelago Learning, Inc. (the “Company”, “we,” “us,” or “our”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. We provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students at a low cost via proprietary web-based platforms. As of March 31, 2011, our product lines, which include Study Island, EducationCity, Reading Eggs and Northstar Learning, were utilized by over 14.1 million students in approximately 37,600 schools in all 50 states, Washington, D.C., Canada, and the United Kingdom (“U.K.”).
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we had developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to 37,600 schools as of March 31, 2011 with our four product lines, Study Island, EducationCity, Northstar Learning and Reading Eggs. Study Island helps students in K-12 master grade level academic standards in a fun and engaging manner. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
     In June 2010, we entered the U.K. market with the acquisition of Educationcity Limited (“EducationCity”), a leading developer and publisher of EducationCity.com, an online Pre-K-6 educational content and assessment program for schools in the United Kingdom and United States. Similar to Study Island, EducationCity maps to standards, combines rigorous content and interactive animations, fun games, and motivational rewards to drive academic success in a fun and engaging manner. Unlike Study Island, EducationCity core classroom and individualized instruction is geared toward the initial teaching phases of academic content. EducationCity helps students learn basic skills and concepts while Study Island helps assess, reinforce and master this knowledge. When used in conjunction with one another, EducationCity and Study Island provide a powerful comprehensive teaching and reinforcement solution to enhance student learning and teacher performance.
     Pursuant to the acquisition of EducationCity, we operate as three operating segments, Study Island (including the Study Island, Northstar Learning and Reading Eggs product lines), Educationcity Limited (a U.K. company) and Educationcity Inc. (an Illinois company). We aggregate the three operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability. See Note 8 in our condensed consolidated financial statements for further information on segments and geographic area disclosures.
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
     In addition, most of our U.S. customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 8% in the fourth quarter of 2010, representing the fourth consecutive quarter that states reported growth in collections on a year-over-year basis. Despite four consecutive quarters of growth, state tax revenues were still 1% lower in the fourth quarter of 2010 than in the same quarter in 2007.
     Also of note, the 2011 U.S. federal budget was passed by Congress during the fourth quarter of 2010, which is the official start date of the 2011 fiscal year. The budget provides a $3 billion increase in funding for K-12 education programs authorized in ESEA, including $900 million for School Turnaround Grants. President Obama’s 2012 budget proposal includes a 4% increase in K-12 related program spending, including key funding sources that districts and schools use to purchase instructional materials. However, the President’s budget plan faces uncertain future as Congress has proposed reducing fiscal 2011 spending by $100 billion, including $5 billion in education funds.
     In 2010, the U.S. Department of Education implemented its highly publicized Race to the Top (“RttT”) competition whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics, released in June 2010. As of March 31, 2011, 43 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the Federal government will not mandate national standards and assessments.
     Study Island products are specifically built from the varying academic and assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. However, given the uncertainty regarding the Common Core Standards movement, we have invested both in development of new Common Core products for the 44 adopting states (including the District of Columbia) as well as continued development of new products and enhancements for existing state standards.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
     The following table summarizes our consolidated operating results for the three months ended March 31 (dollars in thousands):

			Change
	2011	2010	Dollars	Percentage
Revenue	$17,303	$12,549	$4,754	37.9%
Cost of revenue	1,707	913	794	87.0%

Gross profit	15,596	11,636	3,960	34.0%
Operating expense:
Sales and marketing	5,921	3,822	2,099	54.9%
Content development	1,707	1,041	666	64.0%
General and administrative	5,453	2,789	2,664	95.5%

Total	13,081	7,652	5,429	70.9%

Operating income	2,515	3,984	(1,469)	(36.9%)
Other income (expense):
Interest expense	(1,094)	(770)	(324)	(42.1%)
Interest income	70	153	(83)	(54.2%)
Foreign exchange loss	(121)	—	(121)	**
Derivative loss	—	(73)	73	**

Total	(1,145)	(690)	(455)	(65.9%)

Income before tax	1,370	3,294	(1,924)	(58.4%)
Provision for income tax	381	1,227	(846)	(68.9%)

Net income	$989	$2,067	$(1,078)	(52.2%)

**	Percentage not meaningful for analysis.
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
     Revenue for the three months ended March 31, 2011 was $17.3 million, representing an increase of $4.8 million, or 37.9%, as compared to revenue of $12.5 million for the three months ended March 31, 2010. Subscription and training revenue is recognized over the term of the subscription, which averages 15 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. Of this increase, $2.6 million was due to the acquisition of EducationCity. The remaining increase in revenue during the period is due to increased traction in states newly entered in the prior year, increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our sales force expansion.
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
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended March 31 (dollars in thousands):

	2011	2010
Invoiced sales:
New customers	$3,917	$3,503
Existing customers	11,002	6,733
Other sales	479	334

Total	15,398	10,570
Royalties on invoiced sales	(111)	—
Change in deferred revenue	2,016	1,979

Revenue	$17,303	$12,549

Other metrics:
U.S. schools using our products	28,400	21,705
U.K. schools using our products	9,200	—
U.S. products available	2,280	1,249
U.K. products available	87	—
States	50	50

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
     Due to purchase accounting for the acquisition of EducationCity, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $0.7 million for the three months ended March 31, 2011.
     As of March 31, 2011, approximately 28,400 schools used our U.S. products and approximately 9,200 schools used our U.K. products. A school is considered to be using our products if it has an active subscription for any or all of the products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription.
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
     Cost of revenue for the three months ended March 31, 2011 increased by $0.8 million, or 87.0%, to $1.7 million from $0.9 million for the three months ended March 31, 2010. Of this increase, $0.5 million was due to the acquisition of EducationCity. The remainder of the increase in cost of revenue was primarily attributable to increased costs for the Company’s disaster recovery site.
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
     Sales and marketing expense for the three months ended March 31, 2011 increased by $2.1 million, or 54.9%, to $5.9 million from $3.8 million for the three months ended March 31, 2010. Of this increase, $1.9 million was due to the acquisition of EducationCity. The remainder of the increase was primarily attributable to increases in salaries and related costs resulting from increased headcount and annual salary increases.

Content Development Expense.
     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions for our Study Island, Northstar Learning and EducationCity products, outsourced content writing costs, and amortization of our program content intangible assets.
     Content development expense for the three months ended March 31, 2011 increased by $0.7 million, or 64.0%, to $1.7 million from $1.0 million for the three months ended March 31, 2010. Of this increase, $0.4 million was attributable to the acquisition of EducationCity. The remainder of this increase was primarily attributable to increases in salaries and related costs of $0.4 million related to increased headcount and annual salary increases and increased outsourced content writing costs, primarily related to development of our new SAT and ACT products and to Northstar Learning.
General and Administrative Expense.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, and other administrative employees, professional services, rent, insurance, travel and other corporate expense.
     General and administrative expense for the three months ended March 31, 2011 increased by $2.7 million, or 95.5%, to $5.5 million from $2.8 million for the three months ended March 31, 2010. Of this increase, $1.0 million was related to the acquisition of EducationCity. The remainder of the increase was primarily due to a $0.7 million increase in stock-based compensation expense from the accelerated vesting of Mr. Walburg’s restricted stock (see Note 7), a $0.4 million increase in salary expense due to increased headcount, a $0.2 million increase in contract labor costs, and a $0.1 million increase in corporate legal cost.
Other Income (Expense).
     Our other income (expense) includes interest expense, interest income and derivative and foreign currency losses.
     Other income (expense) totaled $1.1 million of net expense for the three months ended March 31, 2011, which was an increase of expense of $0.4 million, or 65.9%, compared to net expense of $0.7 million for the three months ended March 31, 2010. The increase was primarily due to increased interest expense of $0.3 million during the period due to our additional loan on our term loan and draw on our revolving credit facility and an increase of $0.1 million in foreign exchange loss, which was partially offset by $0.1 million of increased interest income from our note receivable from Edline and a $0.1 million reduction in the loss from derivatives.
     Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan entered into in June 2010, and amortization of debt financing costs. No amounts were outstanding under the revolving credit facility during the three months ended March 31, 2011 or 2010. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin.
     Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline.
     Derivative loss included changes in the fair value and realized interest income and expense on our interest rate swap, which was required by the terms of our credit facility and was part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2009, the notional amount of the interest rate swap decreased to $40.5 million and continued to decrease in periodic amounts to a notional amount of $30.5 million at the December 21, 2010 termination date. We swapped a floating rate payment based on the three-month LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We did not designate our interest rate swap as a cash flow hedge. The Company did not hold any derivative positions at March 31, 2011.

     The foreign currency loss was primarily related to payments of intercompany transactions between EducationCity in the United States and the United Kingdom.
Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 27.8% for the three months ended March 31, 2011 as compared to 37.2% for the three months ended March 31, 2010. The effective tax rate for March 31, 2011 decreased due to a one-time tax benefit related to the decrease in the statutory tax rate in the United Kingdom.
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
     We finance our operations primarily through cash flow from operations. Several factors outside of our control may impact our cash flow. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products. If new legislation lessens the importance of standards, assessments and accountability, or introduces national standards or assessments that would make it easier for competitors to enter our markets, demand for our products may materially decrease, and we may experience lower cash flows, which would affect our liquidity. In addition, if state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our Study Island products, either of which would have a negative impact on our cash flows.
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. As of March 31, 2011, we had cash and cash equivalents of $33.6 million and $20.0 million of availability under our revolving credit facility. Our total indebtedness was $75.5 million at March 31, 2011, including our additional term loan of $15.0 million in connection with the acquisition of EducationCity and amended credit agreement. We believe that our consistent cash flow and our $20.0 million availability under our revolving credit facility, combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Cash Flows
     Our net consolidated cash flows consist of the following, for the three months ended March 31 (in thousands):

	2011	2010
Provided by (used in):
Operating activities	$2,085	$2,380
Investing activities	(1,020)	(330)
Financing activities	(192)	(1,635)

Cash Flows from Operating Activities
     Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2011, compared to $2.4 million during the three months ended March 31, 2010. This $0.3 million decrease was primarily due to a decrease in net income of $1.0 million offset by increases for non-cash items.
Cash Flows from Investing Activities
     Net cash used for investing activities for the three months ended March 31, 2011 included $1.0 million for the purchase of property and equipment. Net cash used for investing activities for the three months ended March 31, 2010 was $0.3 million for the purchase of property and equipment.
Cash Flows from Financing Activities
     Net cash provided by financing activities in the three months ended March 31, 2011 included $0.2 million in principal payments on our term loan. Net cash used for financing activities in the three months ended March 31, 2010 was $1.6 million, including $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.2 million in principal payments on our term loan.
Credit Facility
     The Company’s wholly-owned subsidiary, Study Island, LLC (“the Borrower”) is the borrower under a credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility and the Company’s wholly owned subsidiary, AL Midco, LLC (“AL Midco”), is the guarantor under such credit facility. The term loan bears interest rates based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of March 31, 2011 and 3.25% as of March 31, 2010, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. If amounts are borrowed against the revolving credit facility in the future, those amounts would bear interest based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin determined based on the Borrower’s leverage ratio. The credit facility also provides for a letter of credit sublimit of $2.0 million.
     The Credit Agreement has been amended from time to time, most recently in June 2010, to permit the acquisition of EducationCity and to add a $15.0 million supplemental term loan and an additional $10.0 million to the revolving credit facility, both of which were drawn in order to finance the acquisition. The Borrower subsequently repaid the $10.0 million revolving credit facility during the quarter ended September 30, 2010.
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
     The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of March 31, 2011, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco.
     The Borrower has the right to optionally prepay its borrowings under the Credit Agreement, subject to the procedures set forth in the Credit Agreement. The Borrower may be required to make prepayments on its borrowings under the Credit Agreement if it receives proceeds as a result of certain asset sales, additional debt issuances, or events of loss. In addition, a mandatory prepayment of borrowings under the Credit Agreement is required each fiscal year in an amount equal to (i) 75% of excess cash flow (as defined by the Credit Agreement) if the leverage ratio as of the last day of the fiscal year is greater than 4.00 to 1.00, (ii) 50% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 4.00 to 1.00 but greater than 3.25 to 1.00, or (iii) 25% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 3.25 to 1.00. No mandatory prepayment is required if the leverage ratio is less than or equal to 2.50 to 1.00 on the last day of the fiscal year. The Borrower was not required to make a mandatory prepayment related to the year ended December 31, 2010.
     As of March 31, 2011, $75.6 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. As of December 31, 2010, $71.8 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. For the three months ended March 31, 2011 and 2010, the weighted average interest rate under the term loans was 5.00% and 4.56%, respectively, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap was the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR. The interest rate swap expired in December 2010.
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
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended March 31, 2011.
Recently Issued Accounting Standards
Adopted
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. The new standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. The new standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of this new standard did not have a material impact on the financial position, results of operations and cash flows of the Company.
     In September 2009, the FASB also issued ASU No. 2009 — 14 — Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. The new standard will be effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of this new standard did not have a material impact on the financial position, results of operations and cash flows of the Company.
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

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks in the normal course of business due to changes in interest rates and foreign currency exchange rates. Our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.
Changes in Internal Control over Financial Reporting
     During the quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.

Item 1A.	Risk Factors
     There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     We have not sold any unregistered securities or purchased any of our equity securities during the three months ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 10th day of May, 2011.
ARCHIPELAGO LEARNING, INC.

By:	/s/ Tim McEwen
Tim McEwen
Chairman, President and Chief Executive Officer

By:	/s/ Mark S. Dubrow
Mark S. Dubrow
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

4.1	Restricted Stock Unit Agreement dated as of February 24, 2011 between Archipelago Learning, Inc. and Timothy McEwen. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on February 28, 2011)

10.1	Employment Agreement between Archipelago Learning, Inc. and Mark S. Dubrow, dated as of January 3, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on January 7, 2011)

10.2	Separation Agreement between Archipelago Learning, Inc. and James B. Walburg, dated as of January 7, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K/1 (File No. 001-34555) filed on January 10, 2011)

10.3	Lease Agreement between Archipelago Learning, LLC and Gaedeke Holdings II, Ltd. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2011).

10.4	Service Agreement by and between Richard Whalley and Educationcity Limited dated as of March 1, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.5	Amendment, dated as of March 3, 2011, to the Service Agreement by and between Matthew Drakard and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.6	Amendment, dated as of March 4, 2011, to the Service Agreement by and between Simon Booley and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.7	Employment Agreement, dated as of March 15, 2011, between Archipelago Learning, LLC and Donna Regenbaum (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 18, 2011

10.8*	Amended and Restated Employment Agreement between Archipelago Learning, Inc. and Mark Dubrow, dated as of April 19, 2011

11.1*	Statement re computation of per share earnings (incorporated by reference to Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.