Form 10-Q
period 2011-06-30
Archipelago Learning, Inc.
filed 2011-08-09
CIK 1470699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
     As of August 4, 2011, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,335,720.

Page
Special Note Regarding Forward-Looking Statements	3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 5. Other Information	29
Item 6. Exhibits	29

Signatures	30
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
     “Archipelago Learning,” “Study Island,” “Northstar Learning,” “EducationCity,” “Reading Eggs”, “ESL ReadingSmart” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-Q without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$36,307	$32,398
Accounts receivable, net	9,560	10,807
Deferred tax assets	3,543	3,463
Prepaid expenses and other current assets	2,399	3,560

Total	51,809	50,228
Property and equipment, net	4,536	3,760
Goodwill	168,665	165,694
Intangible assets, net	35,740	37,290
Investment	6,446	6,446
Notes receivable	2,041	1,934
Other long-term assets	1,387	1,610

Total assets	$270,624	$266,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable – trade	$773	$928
Accrued employee-related expenses	2,394	2,518
Other accrued expenses	1,178	1,247
Taxes payable	1,351	979
Deferred tax liabilities	213	384
Deferred revenue	41,522	44,733
Current portion of note payable to related party	2,425	2,352
Current portion of long-term debt	850	850
Other current liabilities	640	463

Total	51,346	54,454
Long-term deferred tax liabilities	15,936	15,478
Long-term deferred revenue	15,161	14,312
Long-term debt, net of current	74,488	74,913
Other long-term liabilities	882	488

Total liabilities	157,813	159,645
Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,335,720 and 26,354,198 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	26	26
Additional paid-in capital	97,277	95,395
Accumulated other comprehensive income	2,354	1,531
Retained earnings	13,154	10,365

Total stockholders’ equity	112,811	107,317

Total liabilities and stockholders’ equity	$270,624	$266,962

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$18,288	$13,597	$35,590	$26,146
Cost of revenue	1,362	1,029	3,069	1,942

Gross profit	16,926	12,568	32,521	24,204
Operating Expense:
Sales and marketing	5,505	4,146	11,426	7,968
Content development	1,703	1,226	3,410	2,267
General and administrative	5,708	6,591	11,161	9,380

Total	12,916	11,963	25,997	19,615

Income from continuing operations	4,010	605	6,524	4,589
Other income (expense):
Interest expense	(1,105)	(879)	(2,197)	(1,649)
Interest income	79	150	149	303
Foreign currency loss	(16)	(99)	(137)	(99)
Derivative gain (loss)	—	27	—	(46)

Total	(1,042)	(801)	(2,185)	(1,491)

Income (loss) before tax	2,968	(196)	4,339	3,098
Provision (benefit) for income tax	1,169	(51)	1,550	1,176

Net income (loss)	$1,799	$(145)	$2,789	$1,922

Earnings (loss) per share:
Basic	$0.07	$(0.01)	$0.11	$0.08
Diluted	$0.07	$(0.01)	$0.10	$0.08

Weighted-average shares outstanding:
Basic	25,406,664	24,181,680	25,393,977	24,019,902
Diluted	25,573,166	24,181,680	25,601,072	24,403,727
See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – (UNAUDITED)
(in thousands)

	Preferred		Common			Accumulated
	Stock		Stock		Additional	Other
		Par		Par	Paid-in	Comprehensive	Retained	Total
	Shares	Value	Shares	Value	Capital	Income	Earnings	Equity
Balance at December 31, 2010	—	$—	26,354	$26	$95,395	$1,531	$10,365	$107,317
Stock-based compensation expense	—	—	—	—	1,843	—	—	1,843
Grants of common and restricted stock	—	—	24	—	—	—	—	—
Forfeiture of restricted stock	—	—	(44)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	2	—	18	—	—	18
Additional contributed capital	—	—	—	—	21	—	—	21
Comprehensive income:
Net income	—	—	—	—	—	—	2,789	2,789
Currency translation adjustment	—	—	—	—	—	823	—	823

Total								3,612

Balance at June 30, 2011	—	$—	26,336	$26	$97,277	$2,354	$13,154	$112,811

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$2,789	$1,922
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	223	149
Depreciation and amortization	3,047	1,602
Stock-based compensation	1,843	928
Unrealized gain on interest rate swap	—	(617)
Deferred income taxes	121	1,041
Deferred rent	387	—
Loss on disposal of assets	11	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,235	317
Prepaid expenses and other	1,171	(1,194)
Accounts payable and accrued expenses	(351)	(136)
Deferred revenue	(2,766)	132
Other long-term liabilities	(184)	17

Net cash provided by operating activities	7,526	4,161

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,978)	(61,300)
Purchase of property and equipment	(1,525)	(424)

Net cash used in investing activities	(3,503)	(61,724)

Cash flows from financing activities
Proceeds from supplemental term note	—	15,000
Proceeds from revolver	—	10,000
Payment of debt financing costs	—	(804)
Contribution from member in Reorganization	21	—
Purchase of common stock from ESPP	18	3
Payment of offering costs	—	(1,460)
Payments on term note	(425)	(388)

Net cash (used in) provided by financing activities	(386)	22,351

Effect of foreign exchange on cash and cash equivalents	272	225

Net change in cash and cash equivalents	3,909	(34,987)
Beginning of period	32,398	58,248

End of period	$36,307	$23,261

Supplemental information
Cash paid for interest	$1,923	$1,495
Cash paid for income taxes	$1,079	$1,254
Non-cash investing and financing activities
Accrued purchases of property and equipment	$134	$252
Issuance of common stock for purchase of EducationCity	$—	$17,393
Issuance of note payable for purchase of EducationCity	$—	$4,687
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
     Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade (“K-12”), master grade level academic standards in a fun and engaging manner. In June 2010, the Company acquired Educationcity Limited (“EducationCity”), an online preschool through sixth grade (“Pre-K-6”) educational content and assessment program for schools in the United Kingdom (“U.K.”) and United States (“U.S.”). In August 2010, the Company began selling Reading Eggs, an online product focused on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires the Company to pay a 35% royalty to Blake Publishing for every sale. In June 2011, the Company acquired Alloy Multimedia, which publishes ESL ReadingSmart, an online, standards-based program for English language learners (“ELL”) targeted toward grades 4-12. The Company also offers online postsecondary programs through its Northstar Learning product line.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates estimates on an ongoing basis, including those related to the allowance for doubtful accounts, intangible assets, and income taxes. The Company bases these estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Seasonality
     In the United States, seasonal trends associated with school budget years and state testing calendars also affect the timing of the Company’s sales of subscriptions to new and existing customers. As a result, most new subscriptions and renewals occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. The Company’s fourth quarter has historically produced the second highest level of new subscriptions and renewals, followed by the second and first quarters.
     In the United Kingdom, seasonal trends associated with school budget years affect the timing of sales of subscriptions to new and existing customers. As a result, there is a peak in new subscriptions and renewals late in the first quarter because teachers and school administrators often make purchases at the end of their fiscal year, which is usually April 5. The fourth quarter is also typically strong, with some customers working to calendar year budget periods, while third quarter is weakest due to the U.K. vacation period.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company on January 1, 2012. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
     In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for the Company for the first quarter 2012. The Company currently reports other comprehensive income in the statement of stockholders’ equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
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
     ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs to valuation techniques used in fair value calculations are defined as follows:
•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2011
Assets — cash equivalents	$31,136	—	—	$31,136
As of December 31, 2010
Assets — cash equivalents	$27,816	—	—	$27,816
     The Company’s cash equivalents consist of highly liquid money market funds. The fair values of cash equivalents were determined based upon market prices.
     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cost investment	$6,446	n/a	$6,446	n/a
Notes receivable	2,041	2,062	1,934	1,934
Note payable to related party	2,425	2,425	2,352	2,352
Term loan	75,338	75,338	75,763	75,763
     The investment included in the table above is in Edline LLC (“Edline”), a company that offers web-based technological solutions for schools and educators. Edline is not publicly traded and the fair value of the investment is not readily determinable, however the Company believes the fair value of this asset approximates or exceeds the carrying value.
     As of June 30, 2011, the Company had two promissory notes receivable totaling $1.9 million from Edline. Both of these notes bear interest at 12.5% per annum payable in kind. The interest and principal amount on these notes receivable are due on June 30, 2016. The notes receivable were estimated to approximate their carrying value as the notes were refinanced on April 21, 2011 at market rates.
     As of June 30, 2011, the Company had a note payable of $2.5 million related to the acquisition of EducationCity in June 2010 (see Notes 4 and 10). The note payable was estimated to approximate its carrying value as the final scheduled payment is within one year.
     The fair value of long-term debt at June 30, 2011 was estimated to approximate its carrying value based on (i) the Company having recently entered into, or amended, the credit facility, (ii) the variable rate nature of the credit facility and (iii) the interest rate spreads charged on the loans fluctuating with the total leverage ratio, which is a measurement of the Company’s creditworthiness.
4. ACQUISITIONS
Alloy Multimedia
     On June 24, 2011, pursuant to a Stock Purchase Agreement, the Company purchased 100% of the equity of Alloy Multimedia (“Alloy”), the publisher of ESL ReadingSmart, an online standards-based program for English language learners (“ELL”) for $2.0 million in cash. In addition to the cash paid at the time of the acquisition, the Company is obligated to make contingent payments of up to $1.0 million based upon the achievement of certain sales objectives. The fair values of these payments were estimated to be $0.5 million and were included as a cost of the acquisition.
     As part of the acquisition, the Company incurred $0.2 million in transaction costs, including legal and professional fees, which are recorded in general and administrative expense on the condensed consolidated statement of operations for the three and six months ended June 30, 2011.
     Between the acquisition date and June 30, 2011, Alloy’s revenues and expenses were not significant, and therefore, have not been included in the condensed consolidated statements of operations for the three and six months ended June 30, 2011.

     The initial accounting for the acquisition of Alloy is incomplete, as the Company is currently evaluating the fair values of each asset and liability acquired and has not yet received the final valuation report on such assets and liabilities. Provisional amounts for assets and liabilities acquired have been recorded based on management’s best estimate of the values based on preliminary analysis performed. The following table presents the composition of the purchase price and the provisional amounts recorded in the Company’s balance sheet as of June 24, 2011 for assets and liabilities acquired (in thousands):

Purchase price:
Cash paid to seller, net of cash received	$1,978
Estimated fair values of future contingent payments	547

Total purchase price	$2,525

Assets (liabilities) acquired:
Accounts receivable	$34
Deferred tax assets	93
Fixed assets	5
Accounts payable and accrued expenses	(12)
Deferred revenue	(142)

Total	$(22)

Remaining value, allocated to goodwill & intangibles	$2,547

     The goodwill acquired is not expected to be deductible for tax purposes.
     Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition is not material to the Company’s results.
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
5. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill during the six months ended June 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$165,694
Acquisition of Alloy Multimedia	2,547
Adjustment due to foreign currency	424

Balance as of June 30, 2011	$168,665

     The changes in the carrying amount of intangible assets during the six months ended June 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$37,290
Amortization	(2,093)
Adjustment due to foreign currency	543

Balance as of June 30, 2011	$35,740

6. COMMITMENTS AND CONTINGENCIES
     The Company is obligated, as lessee, under non-cancelable operating leases for office space in Dallas, Texas; Naperville, Illinois; Rutland, United Kingdom; and Houston, Texas expiring through 2020. As of June 30, 2011, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

Remainder of 2011	$563
2012	970
2013	1,056
2014	958
2015	931
Thereafter	4,454

$8,932

     The Company also has a distribution agreement with a supplier that includes annual minimum royalty payments to keep the contract in effect, which are not included in the table above. The aggregate of those annual minimum requirements through December 31, 2020 under the contract total $12.5 million.
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
     The components of earnings per share are as follows for the three months ended June 30 (in thousands):

	2011		2010
	Net Income	Shares	Net Income	Shares
Net income (loss)	$1,799	26,333	$(145)	25,409
Less: Income attributable to restricted shares	(64)	(926)	—	(1,227)

Net income (loss) available to common stockholders	1,735	25,407	(145)	24,182

Basic earnings (loss) per share	$0.07		$(0.01)

Dilutive effect of restricted common stock		166		—

Diluted earnings (loss) per share	$0.07	25,573	$(0.01)	24,182

     The components of earnings per share are as follows for the six months ended June 30 (in thousands):

	2011		2010
	Net Income	Shares	Net Income	Shares
Net income	$2,789	26,335	$1,922	25,258
Less: Income attributable to restricted shares	(102)	(941)	(94)	(1,238)

Net income available to common stockholders	2,687	25,394	$1,828	24,020

Basic earnings per share	$0.11		$0.08

Dilutive effect of restricted common stock		207		384

Diluted earnings per share	$0.10	25,601	$0.08	24,404

     For the three months and six months ended June 30, 2011, the impact of 977 and 2,339 shares of restricted common stock, respectively, and options to purchase 1,037,094 and 979,972 weighted-average shares of common stock, respectively, were excluded from the diluted earnings per share calculation. For the three months and six months ended June 30, 2010, the impact of 417,618 and 176 shares of restricted common stock, respectively, and options to purchase 673,231 and 631,036 weighted-average shares of common stock, respectively, were excluded from the diluted earnings per share calculation, as their effect was antidilutive.

8. STOCK-BASED COMPENSATION
     During the six months ended June 30, 2011, the Company issued stock options in the amounts and for the periods shown in the following table. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months
Ended June 30,
2011
Number of options granted	559,976
Weighted average exercise price of options granted	$10.15
Weighted average grant date fair value of options granted	$4.97
Expected term (in years) (1)	6.25
Volatility (2)	47.6%
Risk free interest rate (3)	2.4%
Expected annual dividends	None

(1)	The expected term was calculated as the average between the vesting term and the contractual term. We used the simplified method due to the limited period of time the Company’s common stock has been publicly traded which provides insufficient historical exercise data..

(2)	Expected volatility was based on the historical volatility of guideline companies over a preceding period equal to the expected term of the award.

(3)	The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the options.
     The Company recognized $0.6 million and $1.8 million in share-based compensation expense related to stock options and restricted stock awards during the three and six months ended June 30, 2011, respectively. The Company recognized $0.5 million and $0.9 million in share-based compensation expense related to stock options and restricted stock awards during the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was approximately $5.4 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 3.2 years.
     Effective on January 31, 2011 Mr. James Walburg retired from his position as the Company’s Chief Financial Officer. Mr. Walburg’s separation agreement allowed for the acceleration of his restricted stock as follows: 50% of his restricted common stock subject to time-based vesting vested on January 10, 2011, 50% of his restricted common stock subject to time-based vesting will vest on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011. This accelerated vesting resulted in compensation expense of $0.7 million being recorded during the six months ended June 30, 2011.
9. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION
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
     Geographical areas are North America (which includes operations of the United States and Canada) and United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
North America	$16,545	$13,264	$32,379	$25,813
United Kingdom	1,743	333	3,211	333

	$18,288	$13,597	$35,590	$26,146

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30,	December 31,
	2011	2010
Assets:
North America	$32,358	$33,134
United Kingdom	13,622	13,791

	$45,980	$46,925

10. RELATED-PARTY TRANSACTIONS
     Providence Equity Partners beneficially owns 47% of the Company’s outstanding shares of common stock. The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively, and totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively.
     As part of the sale of TeacherWeb to Edline, the Company signed a transition services agreement with Edline whereby the Company performs certain accounting and administrative functions related to TeacherWeb for a period that has been subsequently extended until October 31, 2010. During the transition period, certain costs are paid by the Company on behalf of TeacherWeb, which are billed to and reimbursed by Edline. The Company receives no fee for the performance of these services. For the three and six months ended June 30, 2011, the Company paid $0.1 million to TeacherWeb vendors on behalf of Edline. For the three and six months ended June 30, 2010, the Company paid $0.4 million and $0.7 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.2 million was receivable from Edline as of June 30, 2010, and was recorded in other assets in the condensed consolidated balance sheet.
     EducationCity U.K. leases office space in Rutland, U.K. which is owned by the pension funds of two officers and stockholders of the Company. The Company made payments under this lease for $0.05 million and $0.1 million for the three and six months ended June 30, 2011, respectively. The Company made no payments under this lease for the three and six months ended June 30, 2010. The Company concluded during purchase accounting that this lease is a market based lease.

In connection with the purchase of EducationCity, the Company incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders. As of June 30, 2011, the remaining balance to be paid under that note payable was $2.5 million.
11. SUBSEQUENT EVENTS
On August 5, 2011, the Company and Tim McEwen, Chief Executive Officer, entered into an amendment to Mr. McEwen’s restricted stock agreements related to his performance-based vesting restricted stock (the “restricted stock”). Pursuant to the amendment, (i) if Mr. McEwen terminates or is terminated for any reason other than a termination by the Company for Cause prior to September 1, 2011, he forfeits all unvested restricted stock on the one year anniversary of his termination date; (ii) if Mr. McEwen terminates or is terminated prior to September 1, 2012: (x) he forfeits 50% of his unvested restricted stock on the one year anniversary of his termination date; but (y) gets to keep the remainder, which remains subject to vesting; and (iii) if Mr. McEwen terminates or is terminated after September 1, 2012, he gets to keep all of his unvested restricted stock, which remains subject to vesting.
The restricted stock remains subject to the same performance hurdles outlined in the original Restricted Stock Agreements for Mr. McEwen. The performance hurdles, include Providence Equity Partners’ achievement of a return on their investment through distributions or sales. The achievement of the performance hurdles are not currently considered to be probable and cannot be estimated at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes in Item 1 of this report.
Overview
     Archipelago Learning, Inc. (the “Company”, “we,” “us,” or “our”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. We provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students at a low cost via proprietary web-based platforms. As of June 30, 2011, our product lines, which include Study Island, EducationCity, Reading Eggs, Northstar Learning, and ESL ReadingSmart, were utilized by over 14.1 million students in approximately 38,700 schools in all 50 states, Washington, D.C., Canada, and the United Kingdom (“U.K.”).
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we had developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to 38,700 schools as of June 30, 2011with our five product lines. Study Island helps students in K-12 master grade level academic standards in a fun and engaging manner. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
     In June 2010, we entered the U.K. market with the acquisition of Educationcity Limited (“EducationCity”), a leading developer and publisher of EducationCity.com, an online preschool through sixth grade (“Pre-K-6”) educational content and assessment program for schools in the United Kingdom and United States. Similar to Study Island, EducationCity maps to standards, combines rigorous content and interactive animations, fun games, and motivational rewards to drive academic success in a fun and engaging manner. Unlike Study Island, EducationCity core classroom and individualized instruction is geared toward the initial teaching phases of academic content. EducationCity helps students learn basic skills and concepts while Study Island helps assess, reinforce and master this knowledge. When used in conjunction with one another, EducationCity and Study Island provide a powerful comprehensive teaching and reinforcement solution to enhance student learning and teacher performance.
     In August 2010, we began selling Reading Eggs, an online product focusing on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. Beginning in 2011, the Company has been required to pay a minimum royalty each year of the agreement.
     In June 2011, through the acquisition of Alloy Multimedia (“Alloy”), publisher of ESL ReadingSmart, we entered into the English language learners market. ESL ReadingSmart is an online, standards-based program for English language learners targeted toward grades 4-12. The product offers individualized, content-based instruction to develop English language proficiency with emphasis on literacy and academic language development for newcomers, beginners, intermediate, early advanced, and advanced English learners.
     We operate as three operating segments, Study Island (including the Study Island, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines), Educationcity Limited (a U.K. company) and Educationcity Inc. (an Illinois company). We aggregate the three operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability. See Note 9 in our condensed consolidated financial statements for further information on segments and geographic area disclosures.
     Subscriptions to our Study Island and EducationCity products generate the majority of our revenue. Our products are sold as subscriptions through purchase orders. The average subscription period for our products is 16 months, and we occasionally sell multi-year subscriptions. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new customers. We generally contact schools several months in advance of the expiration of their subscription, to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school, and if a school subsequently purchases a subscription after this renewal period, we consider it to be a new subscription.
Key Legislative Developments that May Impact Our Business and Operations
     In the United States, the increased focus on higher academic standards and assessments as a means to measure educator accountability is largely reflected in legislative efforts such as No Child Left Behind, or NCLB, the common name for the 2001 reauthorization of the Elementary and Secondary Education Act, or ESEA. ESEA required all states to have academic standards in place for K-12 students in reading, math and science, and to assess student achievement annually with end of school year assessments.
     The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually extended. In 2010, the federal administration recommended significant changes to ESEA. While many politicians believe that the nation’s primary education law needs to be revised, the timing of reauthorization continues to be uncertain. In August 2011, the Secretary of Education announced plans to grant waivers for parts of the NCLB law, if Congress does not reauthorize ESEA for the start of the 2011-2012 school year. Even before this announcement, several states already requested these waivers as a means of getting around the rising performance requirements of NCLB. Still other states informed the Department of Education that they intend to ignore parts of the NCLB. While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised legislation.
     In addition, most of our U.S. customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 9% in the first quarter of 2011, representing the fifth consecutive quarter that states reported growth in collections on a year-over-year basis. Preliminary figures collected by the Rockefeller Institute for April-May of 2011 indicate that most states continue seeing strong growth in revenues. However, despite five consecutive quarters of growth, state tax revenues were still 1% lower in the first quarter of 2011 than in the same quarter in 2008. While state tax revenues have steadily improved, local tax revenues have declined an average of 0.6% over the last four quarters, compared to a 0.4% decline for the preceding year and 3.0% growth of two years ago.
     The 2011 U.S. federal budget took effect on October 1, 2010. However, Congress could not agree on a budget, and as a result, a series of continuing resolutions were passed with K-12 public education funding held constant with prior year. Congress eventually passed and the President signed the 2011 budget in April 2011. The budget provides $68.5 billion for education compared to $69.8 billion in the prior year, including flat funding for the two largest programs: Title I ($14.5 billion) and IDEA ($12.5 billion).
     The 2012 U.S. federal budget takes effect on October 1, 2011, however given the current macroeconomic environment, the federal budget deficit, the debt ceiling debate and congressional polarization on discretionary program spending, the final outcome for next year’s education budget is uncertain at this time. Currently, the Obama administration has proposed spending $77.4 billion on education next year. The budget calls for funding changes to a wide variety of programs, including sizable increases to special education, science and technology, career and college readiness, and adult education. However, the President’s proposed budget faces an uncertain future in Congress, in particular the Republican-led House, which is expected to seek significant cuts in all discretionary spending areas, including education funding.
     In August 2011, the federal administration reached an agreement to raise the debt ceiling in order to avoid financial default, while slashing more than $2 trillion in federal spending over the next decade. While the details of the spending cuts to states remain unclear, lawmakers from both parties have discussed the need to cut or impose caps on discretionary spending over the next decade, which could mean additional cuts in federal aid to states, which could shift more costs to states that already are having trouble balancing their budgets. A decrease in the federal budget could mean less money for the non-government vendors that provide technology, textbooks and after-school tutoring for students. School districts spent about $49 billion on such outside services during the 2007-08 school year, according to the latest data from the Department of Education. For now, however, we believe producers of K-12 print-based curriculum and instructional materials are struggling while companies that are focused on technology-based instruction and tools for data collection and analysis are doing much better, according to industry sources.
     Budget and regulatory uncertainty has continued at the state level through the second quarter with many state legislatures deadlocked over how to close budget shortfalls and pay for education and other services leaving schools and districts uncertain as to their funding levels for next year. Over 40 states faced budget shortfalls and, as of late June, approximately 15 states had yet to approve budgets for fiscal years starting (in most cases) in July. As of June, 34 states had cut funding to K-12 education, while a few held K-12 spending constant, and a few others increased K-12 funding.
     In 2010, the U.S. Department of Education implemented its highly publicized Race to the Top (“RttT”) competition whereby 11 winning states and the District of Columbia were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. The funds were awarded to states based on the quality of plans designed to implement bold educational reform initiatives and likelihood of actually being able to follow-through and execute. However, every state but Georgia has now amended its RttT plan in some way, usually scaling back the timeline or scaling back an initiative. In 2011, an additional $700 million will be awarded to states as a part of RttT.
     A requirement for RttT applicants was to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics, released in June 2010. As of June 30, 2011, 44 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. For instance, legislation has recently been introduced in four states to disallow adoption of the Common Core Standards, and several other states are considering similar legislation.

     Study Island products are specifically built from the varying academic and assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. However, given the uncertainty regarding the implementation of Common Core Standards, we have invested both in development of new Common Core products for the 44 adopting states and the District of Columbia as well as continued development of new products and enhancements for existing state standards.
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
     The U.K. market and industry trends are also of importance to our business due to our EducationCity product. While the global economic recession has impacted the United Kingdom, the new government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years. This is the money that goes directly to schools. In addition, we believe that teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. As a result, we believe that head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams.
     Results of Operations
Comparison of the Three Months Ended June 30, 2011 and 2010
     The following table summarizes our consolidated operating results for the three months ended June 30 (dollars in thousands):

			Change
	2011	2010	Dollars	Percentage
Revenue	$18,288	$13,597	$4,691	34.5%
Cost of revenue	1,362	1,029	333	32.4%

Gross profit	16,926	12,568	4,358	34.7%
Operating expense:
Sales and marketing	5,505	4,146	1,359	32.8%
Content development	1,703	1,226	477	38.9%
General and administrative	5,708	6,591	(883)	(13.4%)

Total	12,916	11,963	953	8.0%

Income from continuing operations	4,010	605	3,405	562.8%
Other income (expense):
Interest expense	(1,105)	(879)	(226)	(25.7%)
Interest income	79	150	(71)	(47.3%)
Foreign currency loss	(16)	(99)	83	83.8%
Derivative gain	—	27	(27)	* *

Total	(1,042)	(801)	(241)	(30.1%)

Income (loss) before tax	2,968	(196)	3,164	* *
Provision (benefit) for income tax	1,169	(51)	1,220	* *

Net income (loss)	$1,799	$(145)	$1,944	* *

**	Percentage not meaningful for analysis.

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
     Revenue for the three months ended June 30, 2011 was $18.3 million, representing an increase of $4.7 million, or 34.5%, as compared to revenue of $13.6 million for the three months ended June 30, 2010. Of this increase, $2.5 million was attributable to EducationCity, which was acquired on June 9, 2010. In addition, subscription and training revenue is recognized over the term of the subscription, which averages 16 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The remaining increase in revenue during the period is due to Study Island’s increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our planned increases in our sales force.
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

     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended June 30 (dollars in thousands):

	2011	2010
Invoiced sales:
New customers	$3,809	$4,079
Existing customers	13,330	11,368
Other sales	396	260

Total	17,535	15,707
Royalties on invoiced sales	(165)	—
Change in deferred revenue	918	(2,110)

Revenue	$18,288	$13,597

Other metrics:
U.S. schools using our products	29,600	27,361
U.K. schools using our products	9,100	8,539
U.S. products available	2,240	2,167
U.K. products available	83	66
States with schools utilizing our products	50	50

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
     Due to purchase accounting for the acquisition of EducationCity and Alloy, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently for EducationCity, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $0.6 million for the three months ended June 30, 2011. For Alloy, the deferred revenue balance at the date of acquisition was reduced from $0.2 million to $0.1 million.
     As of June 30, 2011, approximately 29,600 schools used our U.S. products and approximately 9,100 schools used our U.K. products. A school is considered to be using our products if it has an active subscription for any or all of the products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription.
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
     Cost of revenue for the three months ended June 30, 2011 increased by $0.4 million, or 32.4%, to $1.4 million from $1.0 million for the three months ended June 30, 2010. This increase in cost of revenue was primarily attributable to additional salaries and benefits costs at EducationCity, which was acquired on June 9, 2010.
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
     Sales and marketing expense for the three months ended June 30, 2011 increased by $1.4 million, or 32.8%, to $5.5 million from $4.1 million for the three months ended June 30, 2010. This increase was primarily attributable to $0.6 million of additional salaries & benefits costs, $0.3 million in amortization expense, $0.2 million in contract labor costs, and $0.2 million in marketing costs for EducationCity, which was acquired on June 9, 2010.

     Content Development Expense.
     Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions, lessons, activities and games content for our Study Island, Northstar Learning and EducationCity products, outsourced content writing costs, and amortization of our program content intangible assets.
     Content development expense for the three months ended June 30, 2011 increased by $0.5 million, or 38.9%, to $1.7 million from $1.2 million for the three months ended June 30, 2010. This increase was primarily attributable to $0.2 million in additional salaries and benefits costs and $0.2 million in professional services related to content development for EducationCity, which was acquired on June 9, 2010.
     General and Administrative Expense.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, and other administrative employees, professional services, rent, insurance, travel and other corporate expense.
     General and administrative expense for the three months ended June 30, 2011 decreased by $0.9 million, or 13.4%, to $5.7 million from $6.6 million for the three months ended June 30, 2010. This decrease was primarily attributable to $3.3 million in transaction costs related to the 2010 acquisition of EducationCity which were not incurred in 2011 compared to $0.2 million in transaction costs from the acquisition of Alloy in June 2011. This was partially offset by the addition of $1.2 million of costs related to EducationCity that was acquired on June 9, 2010, including an additional $0.7 million in salaries and benefits costs, $0.2 million in office rent, $0.1 million in amortization of intangible assets, and $0.1 million in depreciation expense. In addition, Study Island incurred an additional $0.5 million in salaries and benefits expense due to increased headcount and an additional $0.3 million in severance expense related to the retirement of our former chief financial officer.
     Other Income (Expense).
     Our other income (expense) includes interest expense, interest income and derivative and foreign currency losses.
     Other income (expense) totaled $1.0 million of net expense for the three months ended June 30, 2011, which was an increase of expense of $0.2 million, or 30.1%, compared to net expense of $0.8 million for the three months ended June 30, 2010. The increase was primarily due to increased interest expense of $0.2 million during the period due to our additional term loan of $15.0 million in connection with the acquisition of EducationCity and amended credit agreement.
     Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan and $10.0 million supplemental revolving credit facility entered into in June 2010, and amortization of debt financing costs. We had $10.0 million outstanding under the revolving credit facility as of June 30 2010, which was drawn on June 9, in connection with the acquisition of EducationCity. No amounts were outstanding under the revolving credit facility during the three months ended June 30, 2011. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin.
     Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline.
     Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. In June 2010, the notional amount of the interest rate swap decreased to $40.5 million and continued to decrease in periodic amounts to a notional amount of $30.5 million at the December 31, 2010 termination date. We did not hold any derivative positions at June 30, 2011.

     The foreign currency loss was primarily related to payments of intercompany transactions between EducationCity in the United States and the United Kingdom and U.S. dollar cash accounts held at EducationCity UK.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 39.4% for the three months ended June 30, 2011 as compared to 26.0% for the three months ended June 30, 2010. The effective tax rate for June 30, 2011 increased due to a loss being recorded in the second quarter of 2010 compared to a profit in 2011. Permanent addbacks cause the tax rate to be lower in a loss quarter and higher in a profitable quarter.
     Comparison of the Six Months Ended June 30, 2011 and 2010
     The following table summarizes our consolidated operating results for the six months ended June 30 (dollars in thousands):

			Change
	2011	2010	Dollars	Percentage
Revenue	$35,590	$26,146	$9,444	36.1%
Cost of revenue	3,069	1,942	1,127	58.0%

Gross profit	32,521	24,204	8,317	34.4%
Operating expense:
Sales and marketing	11,426	7,968	3,458	43.4%
Content development	3,410	2,267	1,143	50.8%
General and administrative	11,161	9,380	1,781	19.0%

Total	25,997	19,615	6,382	32.5%

Income from continuing operations	6,524	4,589	1,935	42.2%
Other income (expense):
Interest expense	(2,197)	(1,649)	(548)	(33.2%)
Interest income	149	303	(154)	(50.8%)
Foreign currency loss	(137)	(99)	(38)	(38.4%)
Derivative loss	—	(46)	(46)	* *

Total	(2,185)	(1,491)	(694)	(46.5%)

Net income before tax	4,339	3,098	1,241	40.1%
Provision for income tax	1,550	1,176	374	31.8%

Net income	$2,789	$1,922	$867	45.1%

**	Percentage not meaningful for analysis.
     Revenue.
     Revenue for the six months ended June 30, 2011 was $35.6 million, representing an increase of $9.4 million, or 36.1%, as compared to revenue of $26.1 million for the six months ended June 30, 2010. Of this increase, $5.1 million was due to the acquisition of EducationCity on June 9, 2010. In addition, subscription and training revenue is recognized over the term of the subscription, which averages 16 months. Consequently, our revenue in any month is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods. The remaining increase in revenue during the period is due to Study Island’s increased products in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our sales force expansion.

     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the six months ended June 30 (dollars in thousands):

	2011	2010
Invoiced sales:
New customers	$7,727	$7,576
Existing customers	24,332	18,102
Other sales	875	600

Total	32,934	26,278
Royalties on invoiced sales	(276)	—
Change in deferred revenue	2,932	(132)

Revenue	$35,590	$26,146

Other metrics:
U.S. schools using our products	29,600	27,361
U.K. schools using our products	9,100	8,539
U.S. products available	2,240	2,167
U.K. products available	83	66
States with schools utilizing our products	50	50
     Due to purchase accounting for the acquisition of EducationCity and Alloy, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently for EducationCity, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $1.4 million for the six months ended June 30, 2011. For Alloy, the deferred revenue balance at the date of acquisition was reduced from $0.2 million to $0.1 million.
     Cost of Revenue.
     Cost of revenue for the six months ended June 30, 2011 increased by $1.2 million, or 58.0%, to $3.1 million from $1.9 million for the six months ended June 30, 2010. Of this increase, $0.7 million was due to the acquisition of EducationCity on June 9, 2010, including additional salaries and benefits costs of $0.4 million, colocation costs of $0.2 million, and amortization expense on intangible assets of $0.1 million. The remainder of the increase in cost of revenue was primarily attributable to increased costs for our disaster recovery site.
     Sales and Marketing Expense.
     Sales and marketing expense for the six months ended June 30, 2011 increased by $3.4 million, or 43.4%, to $11.4 million from $8.0 million for the six months ended June 30, 2010. Of this increase, $3.1 million was due to the acquisition of EducationCity on June 9, 2010, including $1.3 million in additional salaries and benefits costs, $0.7 million in amortization expense on intangible assets, $0.6 million in marketing costs, $0.5 million in contract labor costs,. The remainder of the increase was primarily attributable to increases in salaries and related costs resulting from increased headcount and annual salary increases.
     Content Development Expense.
     Content development expense for the six months ended June 30, 2011 increased by $1.1 million, or 50.8%, to $3.4 million from $2.3 million for the six months ended June 30, 2010. Of this increase, $0.8 million was attributable to the acquisition of EducationCity on June 9, 2010, including additional salaries and benefits costs of $0.5 million, professional services costs of $0.3 million, and amortization expense on intangible assets of $0.1 million. The remainder of this increase was primarily attributable to increases in salaries and related costs of $0.2 million related to increased headcount and annual salary increases, primarily related to development of our new SAT and ACT products and to Northstar Learning.
     General and Administrative Expense.
     General and administrative expense for the six months ended June 30, 2011 increased by $1.8 million, or 19.0%, to $11.2 million from $9.4 million for the six months ended June 30, 2010. Of this increase, $2.3 million was related to the acquisition of EducationCity on June 9, 2010, including $1.1 million in additional salaries and benefits costs, $0.3 million in office rent expense, $0.2 million in amortization expense on intangible assets, $0.1 million in contract labor costs, $0.1 million in depreciation expense, and $0.5 million in other corporate costs. The remainder of the increase was primarily due to a $0.9 million increase in salary expense due to increased headcount and a $1.1 million increase in severance expense and stock-based compensation expense primarily from the accelerated vesting of our former chief financial officer’s restricted stock (see Note 7). The increases are offset by a reduction in acquisition costs of $3.1 million related to the $3.3 million in transaction costs from the EducationCity acquisition in June 2010 compared to $0.2 million in transaction costs from the acquisition of Alloy in June 2011.
     Other Income (Expense).
     Other income (expense) totaled $2.2 million of net expense for the six months ended June 30, 2011, which was an increase in expense of $0.7 million from a net expense of $1.5 million for the six months ended June 30, 2010. Interest expense increased $0.5 million during the period due to our additional term loan of $15.0 million in connection with the acquisition of EducationCity and amended credit agreement, which was offset by a decrease of $0.2 million of interest income from our note receivable from Edline.
     Provision for Income Tax.
Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 35.7% for the six months ended June 30, 2011 as compared to 38.0% for the six months ended June 30, 2010. The effective tax rate for June 30, 2011 decreased due to a one-time tax benefit related to the decrease in the statutory tax rate in the United Kingdom.
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
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. As of June 30, 2011, we had cash and cash equivalents of $36.3 million and $20.0 million of availability under our revolving credit facility. Our total indebtedness was $75.3 million at June 30, 2011, including our additional term loan of $15.0 million in connection with the acquisition of EducationCity and amended credit agreement. We believe that our cash and cash equivalent balance, consistent cash flow and our $20.0 million availability under our revolving credit facility, combined with our low capital expenditure costs will provide us with sufficient capital to continue to organically grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

     Cash Flow
     Our net consolidated cash flows consist of the following, for the six months ended June 30 (in thousands):

	2011	2010
Provided by (used in):
Operating activities	$7,526	$4,161
Investing activities	(3,503)	(61,724)
Financing activities	(386)	22,351
     Cash Flow from Operating Activities
     Net cash provided by operating activities was $7.5 million for the six months ended June 30, 2011, compared to $4.2 million during the six months ended June 30, 2010. This $3.3 million increase was primarily due to payments for transaction costs related to the acquisition of EducationCity of $3.2 million, partially offset by cash generated from net income, excluding transaction costs.
     Cash Flow from Investing Activities
     Net cash used for investing activities for the six months ended June 30, 2011 included $2.0 million for the purchase of Alloy and $1.5 million for the purchase of property and equipment. Net cash used for investing activities for the six months ended June 30, 2010 was $61.3 million for the purchase of EducationCity and $0.4 million for the purchase of property and equipment.
     Cash Flow from Financing Activities
     Net cash used in financing activities in the six months ended June 30, 2011 primarily related to $0.4 million in principal payments on our term loan. Net cash provided by financing activities in the six months ended June 30, 2010 included $15.0 million of additional term note, $10.0 million drawn on our revolver, less $0.8 million paid in additional financing costs in order to finance the acquisition of EducationCity, $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.4 million in principal payments on our term loan.
Credit Facility
     The Company’s wholly-owned subsidiary, Study Island, LLC (“the Borrower”) is the borrower under a credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility and the Company’s wholly owned subsidiary, AL Midco, LLC (“AL Midco”), is the guarantor under such credit facility. The term loan bears interest rates based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of June 30, 2011 and 2010, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. If amounts are borrowed against the revolving credit facility in the future, those amounts would bear interest based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin determined based on the Borrower’s leverage ratio. The credit facility also provides for a letter of credit sublimit of $2.0 million.
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
     The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of June 30, 2011, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco.
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
     As of June 30, 2011, $75.3 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. As of December 31, 2010, $75.8 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. For the three months ended June 30, 2011 and 2010, the weighted average interest rate under the term loans was 5.0% and 4.70%, respectively, and for the six months ended June 30, 2011 and 2010, the weighted average interest rate under the term loans was 5.0% and 4.63%, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap is the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
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
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended June 30, 2011.

Recently Issued Accounting Standards
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company on January 1, 2012. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
     In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for the Company for the first quarter 2012. The Company currently reports other comprehensive income in the statement of stockholders’ equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks in the normal course of business due to changes in interest rates and foreign currency exchange rates. Our exposures to market risk have not changed materially since December 31, 2010. For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2010.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes from the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have not sold any unregistered securities or purchased any of our equity securities during the three months ended June 30, 2011.
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 8th day of August, 2011.

ARCHIPELAGO LEARNING, INC.
By:	/s/ Tim McEwen
Tim McEwen
President and Chief Executive Officer

By:	/s/ Mark S. Dubrow
Mark S. Dubrow
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
11.1*	Statement re computation of per share earnings (incorporated by reference to Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.