Form 10-Q
period 2011-09-30
Archipelago Learning, Inc.
filed 2011-11-09
CIK 1470699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☑
     As of November 2, 2011, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,335,720.

Page
Special Note Regarding Forward-Looking Statements	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 5. Other Information	33
Item 6. Exhibits	33

Signatures	34
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)
(in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$45,513	$32,398
Accounts receivable, net	14,655	10,807
Deferred tax assets	3,775	3,463
Prepaid expenses and other current assets	1,393	3,560

Total	65,336	50,228
Property and equipment, net	4,569	3,760
Goodwill	167,992	165,694
Intangible assets, net	35,364	37,290
Investment	6,446	6,446
Notes receivable	2,102	1,934
Other long-term assets	1,272	1,610

Total assets	$283,081	$266,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$467	$928
Accrued employee-related expenses	2,393	2,518
Other accrued expenses	1,970	1,247
Taxes payable	1,217	979
Deferred tax liabilities	126	384
Deferred revenue	51,940	44,733
Current portion of note payable to related party	2,462	2,352
Current portion of long-term debt	850	850
Other current liabilities	584	463

Total	62,009	54,454
Long-term deferred tax liabilities	15,908	15,478
Long-term deferred revenue	15,212	14,312
Long-term debt, net of current	74,276	74,913
Other long-term liabilities	930	488

Total liabilities	168,335	159,645

Commitments and contingencies

Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,335,720 and 26,354,198 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	26	26
Additional paid-in capital	97,815	95,395
Accumulated other comprehensive income	1,764	1,531
Retained earnings	15,141	10,365

Total stockholders’ equity	114,746	107,317

Total liabilities and stockholders’ equity	$283,081	$266,962

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$18,223	$15,449	$53,812	$41,595
Cost of revenue	1,742	1,534	4,811	3,476

Gross profit	16,481	13,915	49,001	38,119
Operating Expense:
Sales and marketing	5,670	5,711	17,095	13,679
Content development	1,671	1,195	5,082	3,462
General and administrative	5,775	5,529	16,936	14,909

Total	13,116	12,435	39,113	32,050

Income from continuing operations	3,365	1,480	9,888	6,069
Other income (expense):
Interest expense	(1,115)	(1,260)	(3,313)	(2,909)
Interest income	85	136	233	439
Foreign currency gain (loss)	78	(121)	(60)	(220)
Derivative loss	—	(32)	—	(78)

Total	(952)	(1,277)	(3,140)	(2,768)

Income before tax	2,413	203	6,748	3,301
Provision for income tax	421	51	1,972	1,227

Net income	$1,992	$152	$4,776	$2,074

Earnings per share:
Basic	$0.08	$0.01	$0.18	$0.08
Diluted	$0.08	$0.01	$0.18	$0.08
Weighted-average shares outstanding:
Basic	25,409,169	25,133,092	25,399,097	24,395,043
Diluted	25,582,347	25,491,238	25,594,762	24,770,214
See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (UNAUDITED)
(in thousands)

	Preferred		Common			Accumulated
	Stock		Stock		Additional	Other
		Par		Par	Paid-in	Comprehensive	Retained	Total
	Shares	Value	Shares	Value	Capital	Income	Earnings	Equity
Balance at December 31, 2010	—	$—	26,354	$26	$95,395	$1,531	$10,365	$107,317
Stock-based compensation expense	—	—	—	—	2,381	—	—	2,381
Grants of common and restricted stock	—	—	24	—	—	—	—	—
Forfeiture of restricted stock	—	—	(44)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	2	—	18	—	—	18
Additional contributed capital	—	—	—	—	21	—	—	21
Comprehensive income:
Net income	—	—	—	—	—	—	4,776	4,776
Currency translation adjustment	—	—	—	—	—	233	—	233

Total								5,009

Balance at September 30, 2011	—	$—	26,336	$26	$97,815	$1,764	$15,141	$114,746

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$4,776	$2,074
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	338	249
Depreciation and amortization	4,797	2,964
Stock-based compensation	2,381	1,366
Unrealized gain on interest rate swap	—	(861)
Deferred income taxes	(342)	765
Loss on disposal of assets	13	166
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,952)	(1,870)
Prepaid expenses and other	1,517	(1,095)
Accounts payable and accrued expenses	239	(61)
Deferred revenue	7,896	11,496
Other long-term liabilities	(10)	180
Foreign currency transaction loss	11	—

Net cash provided by operating activities	17,664	15,373

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,978)	(61,472)
Proceeds from escrow for sale of TeacherWeb	653	650
Purchase of intangible assets	(500)	—
Purchase of property and equipment	(2,146)	(959)

Net cash used in investing activities	(3,971)	(61,781)

Cash flows from financing activities
Proceeds from supplemental term note	—	15,000
Proceeds from revolver	—	10,000
Payment of debt financing costs	—	(804)
Contribution from member in Reorganization	21	—
Purchase of common stock from ESPP	18	3
Payment of offering costs	—	(1,460)
Payment of revolver	—	(10,000)
Payments on term note	(637)	(600)

Net cash (used in) provided by financing activities	(598)	12,139

Effect of foreign exchange on cash and cash equivalents	20	326

Net change in cash and cash equivalents	13,115	(33,943)
Beginning of period	32,398	58,248

End of period	$45,513	$24,305

Supplemental information
Cash paid for interest	$2,886	$2,611
Cash paid for income taxes	$2,057	$1,270
Non-cash investing and financing activities
Accrued purchases of property and equipment	$7	$574
Issuance of common stock for purchase of EducationCity	$—	$17,393
Issuance of note payable for purchase of EducationCity	$—	$4,687
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company on January 1, 2012. We do not expect this standard to have a significant impact on our consolidated financial statements.
          In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for the Company for the first quarter 2012. We currently report other comprehensive income in the statement of stockholders’ equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
          In September 2011, the FASB issued an update to its authoritative guidance regarding goodwill impairment testing that grants an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this standard to have a significant impact on our consolidated financial statements.
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
          ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs to valuation techniques used in fair value calculations are defined as follows:
•	Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.
     The following table summarizes assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2011
Assets — cash equivalents	$31,739	—	—	$31,739
As of December 31, 2010
Assets — cash equivalents	$27,816	—	—	$27,816
     The Company’s cash equivalents consist of highly liquid money market funds. The fair values of cash equivalents were determined based upon market prices.
     The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cost investment	$6,446	$12,191	$6,446	n/a
Notes receivable	2,102	2,102	1,934	1,934
Note payable to related party	2,462	2,462	2,352	2,352
Term loan	75,126	75,126	75,763	75,763
     The investment included in the table above is in Edline LLC (“Edline”), a company that offers web-based technological solutions for schools and educators. Edline is not publicly traded and the fair value of the investment has not been readily determinable in prior periods. On October 4, 2011, the Company sold its entire investment in Edline to Bulldog Super Holdco, Inc., which became the ultimate parent of Blackboard, Inc., for $12.2 million dollars, which the Company believes to be indicative of fair value as of September 30, 2011. See Note 11 for further discussion of this transaction.
     As of September 30, 2011, the Company had two promissory notes receivable totaling $1.9 million plus interest from Edline. Both of these notes bore interest at 12.5% per annum payable in kind. The interest and principal amount on these notes receivable were due on June 30, 2016. On October 4, 2011, Edline repaid the promissory notes in full in connection with the Company’s sale of its investment in Edline. The Company received $2.1 million, which represented the $1.9 million principal outstanding, and $0.2 million interest. The Company believes this repayment to be indicative of fair value.
     As of September 30, 2011, the Company had a note payable of $2.5 million related to the acquisition of EducationCity in June 2010 (see Notes 4 and 10). The note payable was estimated to approximate its carrying value as the final scheduled payment is within one year.
     The fair value of long-term debt at September 30, 2011 was estimated to approximate its carrying value based on (i) the Company having recently entered into, or amended, the credit facility, (ii) the variable rate nature of the credit facility and (iii) the interest rate spreads charged on the loans fluctuating with the total leverage ratio, which is a measurement of the Company’s creditworthiness.
4. ACQUISITIONS
Alloy Multimedia
     On June 24, 2011, pursuant to a Stock Purchase Agreement, the Company purchased 100% of the equity of Alloy Multimedia (“Alloy”), the publisher of ESL ReadingSmart, an online standards-based program for English language learners (“ELL”) for $2.0 million in cash. In addition to the cash paid at the time of the acquisition, the

Company is obligated to make contingent payments of up to $1.0 million based upon the achievement of certain sales objectives. The fair values of these payments were estimated to be $0.6 million and were included as a cost of the acquisition.
     As part of the acquisition, the Company incurred $0.2 million in transaction costs, including legal and professional fees, which are recorded in general and administrative expense on the condensed consolidated statement of operations for the nine months ended September 30, 2011.
     Between the acquisition date and June 30, 2011, Alloy’s revenues and expenses were not significant, and therefore, have not been included in the condensed consolidated statements of operations of the Company. Beginning July 1, 2011, Alloy’s results have been included in the condensed consolidated statements of operations of the Company.
     The initial accounting for the acquisition of Alloy is incomplete, as the Company is currently evaluating the fair values of each asset and liability acquired and has not yet received the final valuation report on such assets and liabilities. Provisional amounts for assets and liabilities acquired have been recorded based on management’s best estimate of the values based on preliminary analysis performed. The following table presents the composition of the purchase price and the provisional amounts recorded in the Company’s balance sheet for assets and liabilities acquired on June 24, 2011(in thousands):

Purchase price:
Cash paid to seller, net of cash received	$1,978
Estimated fair values of future contingent payments	573

Total purchase price	$2,551

Assets (liabilities) acquired:
Accounts receivable	$34
Deferred tax assets	65
Fixed assets	5
Intangible assets	651
Accounts payable and accrued expenses	(12)
Deferred revenue	(185)
Deferred tax liability	(185)

Total	$373

Remaining value, allocated to goodwill	$2,178

     The goodwill acquired is not expected to be deductible for tax purposes.
     Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition is not material to the Company’s results.
EducationCity
     On June 9, 2010, the Company acquired EducationCity pursuant to a Share Purchase Agreement with Matthew Drakard, Simon Booley and Tom Morgan. The Company purchased 100% of the equity of EducationCity for a purchase price of: (i) $65.1 million in cash; (ii) 1,242,408 shares of common stock of the Company; and (iii) $5.0 million in additional deferred cash consideration, of which $2.5 million was paid by the Company on December 31, 2010, and an additional $2.5 million will be paid on December 31, 2011. The acquisition was financed with cash on hand and the proceeds of a new $15.0 million supplemental term loan and $10.0 million in revolving loan commitments.

5. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill during the nine months ended September 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$165,694
Acquisition of Alloy Multimedia	2,178
Adjustment due to foreign currency	120

Balance as of September 30, 2011	$167,992

     The changes in the carrying amount of intangible assets during the nine months ended September 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$37,290
Acquisition of Alloy Multimedia	651
Acquisition of intangible asset	500
Amortization	(3,262)
Adjustment due to foreign currency	185

Balance as of September 30, 2011	$35,364

6. COMMITMENTS AND CONTINGENCIES
     The Company is obligated, as lessee, under non-cancelable operating leases for office space in Dallas, Texas; Naperville, Illinois; Rutland, United Kingdom; and Houston, Texas expiring through 2020. As of September 30, 2011, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

Remainder of 2011	$317
2012	1,126
2013	1,148
2014	1,159
2015	930
Thereafter	4,454

$9,134

     The Company also has a distribution agreement with a supplier that includes annual minimum royalty payments to keep the contract in effect, which are not included in the table above. The aggregate of those annual minimum requirements through December 31, 2020 under the contract total $12.3 million.
     During the three months ended September 30, 2011, the Company entered into a perpetual license agreement with a third party that includes annual maintenance payments, which are not included in the table above. The aggregate amount of those annual requirements through December 31, 2020 under the contract total $1.9 million.
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
     The components of earnings per share are as follows for the three months ended September 30 (in thousands):

	2011		2010
	Net Income	Shares	Net Income	Shares
Net income	$1,992	26,336	$152	26,355
Less: Income attributable to restricted shares	(64)	(927)	(7)	(1,222)

Net income available to common stockholders	1,928	25,409	145	25,133
Basic earnings per share	$0.08		$0.01

Dilutive effect of restricted common stock		173		358

Diluted earnings per share	$0.08	25,582	$0.01	25,491

     The components of earnings per share are as follows for the nine months ended September 30 (in thousands):

	2011		2010
	Net Income	Shares	Net Income	Shares
Net income	$4,776	26,336	$2,074	25,628
Less: Income attributable to restricted shares	(170)	(937)	(100)	(1,233)

Net income available to common stockholders	4,606	25,399	$1,974	24,395
Basic earnings per share	$0.18		$0.08

Dilutive effect of restricted common stock		196		375

Diluted earnings per share	$0.18	25,595	$0.08	24,770

     No shares of restricted common stock were excluded from the diluted earnings per share calculation for the three months ended September 30, 2011. For the nine months ended September 30, 2011, the impact of 1,551 shares of restricted common stock were excluded from the diluted earnings per share calculation, as their effect was antidilutive. For the three months and nine months ended September 30, 2011, the impact of options to purchase 948,196 and 969,263 weighted-average shares of common stock, respectively, were excluded from the diluted earnings per share calculation, as their effect was antidilutive. For the three months and nine months ended September 30, 2010, options to purchase 694,565 and 652,445 weighted-average shares of common stock, respectively, were excluded from the diluted earnings per share calculation, as their effect was antidilutive.
8. STOCK-BASED COMPENSATION
     During the nine months ended September 30, 2011, the Company issued stock options in the amounts and for the periods shown in the following table. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine months
Ended September 30,
2011
Number of options granted	559,976
Weighted average exercise price of options granted	$10.15
Weighted average grant date fair value of options granted	$4.97
Expected term (in years) (1)	6.25
Volatility (2)	47.6%
Risk free interest rate (3)	2.4%
Expected annual dividends	None

(1)	The expected term was calculated as the average between the vesting term and the contractual term. We used the simplified method due to the limited period of time the Company’s common stock has been publicly traded which provides insufficient historical exercise data.

(2)	Expected volatility was based on the historical volatility of guideline companies over a preceding period equal to the expected term of the award.

(3)	The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the options.
     The Company recognized $0.6 million and $2.5 million in share-based compensation expense related to stock options and restricted stock awards during the three and nine months ended September 30, 2011, respectively. Included in the expense for the three and nine months ended September 30, 2011 is $0.1 million in cash settled awards granted in February 2011, and settled in August 2011. The Company recognized $0.5 million and $1.4 million in share-based compensation expense related to stock options and restricted stock awards during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was approximately $4.8 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of 2.7 years.
     In addition, the Company has restricted stock awards outstanding subject to certain performance hurdles. The performance hurdles include Providence Equity Partners’ achievement of a return on their investment in the Company through distributions or sales. The achievement of the performance hurdles are not currently considered to be probable and cannot be estimated at this time.
     Effective on January 31, 2011, Mr. James Walburg retired from his position as the Company’s Chief Financial Officer. Mr. Walburg’s separation agreement allowed for the acceleration of his restricted stock as follows: 50% of his restricted common stock subject to time-based vesting vested on January 10, 2011, 50% of his restricted common stock subject to time-based vesting will vest on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011. This accelerated vesting resulted in compensation expense of $0.7 million being recorded during the nine months ended September 30, 2011.
     On February 24, 2011, the Company granted an aggregate of 28,038 restricted stock units to Tim McEwen, Chairman, President and Chief Executive Officer of the Company, as part his annual compensation for 2010. In accordance with the restricted stock unit agreement, on August 24, 2011, 11,682 of the restricted stock units vested and were settled in cash for $0.1 million. Subject to Mr. McEwen’s continued employment, the remaining restricted stock units will be settled in common stock of the Company four years from the grant date on February 24, 2015. Pursuant to the terms of the restricted stock unit agreement, Mr. McEwen also received 28,038 dividend equivalent rights. Each dividend equivalent right relates to one restricted stock unit and entitles him to an amount equal to the per share dividend, if any, paid by the Company during the period between the grant date and vesting date of the related restricted stock unit. Each dividend equivalent right will vest and be payable in cash at the time that the related restricted stock unit is settled.
9. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION
     As a result of the acquisition of EducationCity in June 2010, the Company had three operating segments, Study Island (including the Study Island, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines), Educationcity Limited (a United Kingdom company), and Educationcity Inc. (an Illinois company). Effective September 1, 2011, as a result of the financial and operational integration of Educationcity Inc. into Study Island, the Company now has two operating segments: the U.S. Market (including Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines) and the U.K. Market (Educationcity Limited). The Company aggregates the operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability.
     The Company’s operating segments each offer subscription-based online products that provide instruction, practice, assessment and productivity tools for teachers and students. The content and engineering teams operate in a similar manner to enhance and maintain the products. The primary customer bases for each of the operating segments are schools. The markets for the U.S. and U.K. are both English-speaking, which is important from a product marketing and development perspective. The operating segments have similar rates of profitability.

     Geographical areas are North America (which includes operations of the United States and Canada) and United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
North America	$16,342	$14,184	$48,719	$40,000
United Kingdom	1,881	1,265	5,093	1,595

	$18,223	$15,449	$53,812	$41,595

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30,	December 31,
	2011	2010
Assets:
North America	$32,630	$33,134
United Kingdom	12,937	13,791

	$45,567	$46,925

10. RELATED-PARTY TRANSACTIONS
     Providence Equity Partners beneficially owns 47% of the Company’s outstanding shares of common stock. The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2011, respectively, and totaled $0.4 million and $0.7 million for the three and nine months ended September 30, 2010, respectively.
     As part of the sale of TeacherWeb to Edline, the Company signed a transition services agreement with Edline whereby the Company performed certain accounting and administrative functions related to TeacherWeb for a period that was subsequently extended until October 31, 2010. During the transition period, certain costs were paid by the Company on behalf of TeacherWeb, which were billed to and reimbursed by Edline. The Company received no fee for the performance of these services. No amounts have been paid to Teacherweb vendors for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the Company paid $0.1 million and $0.9 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.1 million was receivable from Edline as of September 30, 2010, and was recorded in other assets in the condensed consolidated balance sheet. Additionally, the Company agreed to pay severance costs for one employee for a period of one year, ending October 31, 2011 to be reimbursed by Edline. For the three and nine months ended September 30, 2011, the Company paid $0.1 million and $0.2 million, respectively, to TeacherWeb on behalf of Edline related to these severance payments.
     EducationCity U.K. leases office space in Rutland, U.K. which is owned by the pension funds of two former officers and stockholders of the Company. The Company made payments under this lease for less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively. The Company made payments of $0.1 million under this lease for the three and nine months ended September 30, 2010. The Company concluded during purchase accounting that this lease is a market based lease.
     In connection with the purchase of EducationCity, the Company incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders. As of September 30, 2011, the remaining balance to be paid under that note payable was $2.5 million.

11. SUBSEQUENT EVENTS
     On October 4, 2011, Archipelago Learning, LLC, a wholly owned subsidiary of the Company, entered into a Securities Purchase Agreement (the “Agreement”) with Bulldog Super Holdco, Inc., a Delaware corporation, which became the ultimate parent company of Blackboard, Inc (“Blackboard”). Pursuant to the Agreement, Archipelago Learning, LLC sold 656,882 shares of Series A Preferred Stock in Edline for a total of approximately $12.2 million (the “Edline Sale”). In addition, the Company received approximately $2.1 million for a notes receivable and a dividend of approximately $0.6 million in connection with the Edline Sale. The Edline Sale represents the Company’s entire investment in Edline Holdings, Inc. The Company expects to record a gain of $6.2 million before tax. As a result of the Edline Sale, Tim McEwen, the Chairman, President and Chief Executive Officer of the Company, has resigned from the Board of Directors of Edline. The Edline Sale was in connection with a series of transactions pursuant to which Blackboard was acquired by affiliates of Providence Equity Partners, which beneficially owns 47% of the Company’s outstanding shares of common stock and pursuant to which Edline became a subsidiary of Blackboard.
     On October 6, 2011, in order to better market its portfolio of products in the U.S., the Company announced a plan to fully integrate its U.S. operations of EducationCity, resulting in the closing of the EducationCity office in Naperville, Illinois by December 31, 2011. As a result of this integration, the Company anticipates incurring restructuring charges of approximately $1.2 million (including $0.4 million in accelerated depreciation and other non-cash expenses), primarily during the fourth quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes in Item 1 of this report.
Overview
     Archipelago Learning, Inc. (the “Company”, “we,” “us,” or “our”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. We provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students at a low cost via proprietary web-based platforms. As of September 30, 2011, our product lines, which include Study Island, EducationCity, Reading Eggs, Northstar Learning, and ESL ReadingSmart, were utilized by over 14.2 million students in nearly 39,000 schools in all 50 states, Washington, D.C., Canada, and the United Kingdom (“U.K.”).
     We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we had developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to nearly 39,000 schools as of September 30, 2011 with our five product lines. Study Island helps students in K-12 master grade level academic standards in a fun and engaging manner. We entered the postsecondary educational market with the launch of Northstar Learning in April 2009, which uses the same web-based platform as our Study Island products to provide various instruction, assessment and exam preparation content.
     In June 2010, we entered the U.K. market with the acquisition of Educationcity Limited (“EducationCity”), a leading developer and publisher of EducationCity.com, an online preschool through sixth grade (“Pre-K-6”) educational content and assessment program for schools in the United Kingdom and United States. Similar to Study Island, EducationCity maps to standards, combines rigorous content and interactive animations, fun games, and motivational rewards to drive academic success in a fun and engaging manner. Unlike Study Island, EducationCity’s core classroom and individualized instruction is geared toward the initial teaching phases of academic content. EducationCity helps students learn basic skills and concepts while Study Island helps assess, reinforce and master this knowledge. When used in conjunction with one another, EducationCity and Study Island provide a powerful comprehensive teaching and reinforcement solution to enhance student learning and teacher performance.
     In August 2010, we began selling Reading Eggs, an online product focused on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. Beginning in 2011, we have been required to pay a minimum royalty each year of the agreement.
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
     Effective September 1, 2011, as a result of the financial and operational integration of Educationcity Inc. into Study Island, the Company now has two operating segments: the U.S. Market (including Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines) and the U.K. Market (Educationcity Limited). We aggregate the two operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability. See Note 9 in our condensed consolidated financial statements for further information on segments and geographic area disclosures.

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
     The original NCLB legislation required all U.S. students to be performing at grade proficiency levels in reading/ language arts and mathematics by the 2013-2014 school year in order to achieve Adequate Yearly Progress (AYP). However, the U.S. Department of Education earlier this year estimated that about 80% of U.S. schools would miss this AYP milestone for the current 2011-2012 school year and the original legislation consequences for not achieving AYP were punitive and not practical, (e.g., loss of federal funds, school closings and/or replacement of principals and staff, ability for parents to receive vouchers to send children to another school). Moreover, ESEA was supposed to be reviewed and reauthorized in October 2008 and although many politicians believe the nation’s primary education law needs to be revised, reauthorization legislation has been delayed with NCLB extended via a series of Congressional continual resolutions. Democratic and Republican differences on the Federal role in public education and the best strategies for meaningful educational reforms, coupled with other higher priority legislative objectives, has led to gridlock.
     With no Congressional action pending to address ESEA reauthorization and the AYP issue, the U.S. Secretary of Education, Arne Duncan, announced plans in August 2011 to grant waivers for parts of the NCLB law, if Congress does not reauthorize ESEA. The waivers provide a framework for how states can be relieved of some of the more onerous restrictions of NCLB, including AYP milestones, provided states prove via an application process that they are working hard to improve the education they’re delivering to their students and that it’s having an impact on results.
     The waivers take effect this school year, 2011-2012, and states must notify the U.S. Department of Education by October 12, 2011 if they intend to request flexibility. Most states are expected to apply for waivers.
     Since the announcement of the U.S. Department of Education’s intent to grant NCLB waivers, Congressional activity related to ESEA reauthorization has accelerated. Senator Kline (Republican-MN) and fellow House Republicans have proposed a five-part plan to return greater control to state and local governments, eliminate federal red tape, scrap duplicative federal programs, recruit more effective teachers and expand charter schools.

     Senator Harkin (Democrat – IA) and chairman of the Senate Health, Education, Labor and Pensions Committee, also recently produced a reauthorization plan, and was able to gain some bipartisan support from Senator Enzi (Republican — Wyoming) and Senator Alexander (Republican — Tennessee). The bill maintains annual student testing but does away with the controversial NCLB notion of AYP timetables, replacing them with an expectation of “continuous improvement” based on college and career readiness standards.
     In summary, ESEA reauthorization remains controversial and may or may not occur before the end of 2011. Regardless, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised legislation, whenever it occurs, with an increased focus on demonstrating student academic achievement growth, improving high school graduation rates and ensuring college and career readiness.
     In addition, most of our U.S. customers are public schools and school districts that have to comply with state educational standards. As a result, our sales depend on the availability of public funds, with 47% of total education expenditures coming from state funds and 45% coming from local funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 10.8% in the second quarter of 2011, representing the sixth consecutive quarter that states reported growth in collections on a year-over-year basis. For the year ending in June 2011, the period corresponding to 46 states’ fiscal years, total state tax collections increased by $58 billion or 8.4% from the previous year, the strongest annual gain since 2005. Despite continued growth, revenues were still slightly lower in the second quarter of 2011 than four years earlier. Preliminary figures for July and August 2011 indicate further but less robust growth in state tax revenues. Overall collections in 41 early-reporting states showed growth of 6.8% compared to the same months of 2010. However, local property tax revenues declined for the third consecutive quarter, driven by continuing weakness in housing markets.
     Moreover, according to the Center on Budget and Policy Priorities, elementary and high schools facing increased budget cuts attributable, in part, to the failure of the federal government to extend emergency fiscal aid to states and school districts, and the failure of most states to enact needed revenue increases and instead to balance their budgets solely through spending cuts. While most states are cutting, 16 states are spending at levels higher than 2008. Some historic budget comparisons provided by the Center include the following:
•	37 states are providing less funding per student to local school districts in the new school year than they provided last year.

•	30 states are providing less than they did four years ago,

•	17 states have cut per-student funding by more than 10% from pre-recession levels.

•	Almost two-thirds of states (30 of the 46 states surveyed ) are providing less per-student funding for K-12 education in the current 2012 fiscal year than they did in fiscal year 2008.
     The 2012 U.S. federal budget was supposed to take effect on October 1, 2011, however given the current macroeconomic environment, the federal budget deficit, the debt ceiling debate and congressional polarization on discretionary program spending, the final outcome for next year’s education budget is uncertain at this time. Currently, the Obama administration has proposed spending $77.4 billion on education next year. The budget calls for funding changes to a wide variety of programs, including sizable increases to special education, science and technology, career and college readiness, and adult education. However, the President’s proposed budget faces an uncertain future in Congress, in particular the Republican-led House, which is expected to seek significant cuts in all discretionary spending areas, including education funding.
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
     If Congress cannot reach agreement by January 2012 on how to cut $1.5 trillion in spending over the next 10 years, we may see cuts in federal funding to education, as automatic across-the-board reductions take effect beginning in January 2013.

     The federal budget negotiations are complicated by the efforts of the Joint Select Committee, also known as the super committee, which is working on recommendations to cut $1.5 trillion in spending over the next 10 years. If the committee’s proposal, due by the end of November, is not signed into law by the end of this year, automatic $1.2 trillion across-the-board cuts would go into effect over the next 10 years. Of these cuts, 50% would come from defense spending, and the other 50% would come from discretionary domestic programs, including education.
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
     In 2011, an additional $700 million will be awarded to states as a part of RttT of which $200 million will be held back to further support the reform efforts underway in the 11 original winning states. In March of 2011, the Obama administration announced that the remaining $500 million would be made available for another state competition focused on early education (Pre-K and Kindergarten). The new Race to the Top-Early Learning Challenge is open to all states, with grants ranging from $50 million to $100 million, depending on a state’s population. Thus far, 35 states have signaled interest in applying.
     A requirement for RttT applicants was to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics, released in June 2010. As of September 30, 2011, 44 states, the District of Columbia, American Samoa Islands, Guam, Northern Mariana Islands, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. For instance, legislation has recently been introduced in four states to disallow adoption of the Common Core Standards, and several other states are considering similar legislation.

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
     The U.K. market and industry trends are also of importance to our business due to our EducationCity product. While the global economic recession has impacted the United Kingdom, the new government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years. This is the money that goes directly to schools. In addition, we believe that teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. As a result, we believe that head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams. That said, a new research report by the respected think tank Institute for Fiscal Studies (IFS), suggests that UK public spending on all forms of education could face a 13% cut in real terms over the next four years between 2011 and 2015. While higher education institutions would be the hardest hit, those primary and secondary schools with students from affluent backgrounds would see drastic funding cuts although schools with more deprived students would have their funding protected due to the introduction of the pupil premium. But many schools would still see an annual 1% spending cut.
     Results of Operations
Comparison of the Three Months Ended September 30, 2011 and 2010
     The following table summarizes our consolidated operating results for the three months ended September 30 (dollars in thousands):

			Change
	2011	2010	Dollars	Percentage
Revenue	$18,223	$15,449	$2,774	18.0%
Cost of revenue	1,742	1,534	208	13.6%

Gross profit	16,481	13,915	2,566	18.4%
Operating expense:
Sales and marketing	5,670	5,711	(41)	(0.7%)
Content development	1,671	1,195	476	39.8%
General and administrative	5,775	5,529	246	4.4%

Total	13,116	12,435	681	5.5%

Income from continuing operations	3,365	1,480	1,885	127.4%
Other income (expense):
Interest expense	(1,115)	(1,260)	(145)	(11.5%)
Interest income	85	136	(51)	(37.5%)
Foreign currency gain (loss)	78	(121)	199	164.5%
Derivative loss	—	(32)	32	* *

Total	(952)	(1,277)	(325)	(25.5%)

Income before tax	2,413	203	2,210	* *
Provision for income tax	421	51	370	* *

Net income	$1,992	$152	$1,840	* *

**	Percentage not meaningful for analysis.

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
     Our subscription purchases are generally evidenced by a purchase order or other evidence of an arrangement. We recognize an invoiced sale in the period in which the purchase order or other evidence of an arrangement is received and the invoice is issued, which may be at a different time than the commencement of the subscription. Revenue for invoiced sales is deferred and recognized ratably over the subscription term beginning on the commencement date of the applicable subscription. The average subscription period for our products is approximately15 months, and we occasionally sell multi-year subscriptions.
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
     Revenue for the three months ended September 30, 2011 was $18.2 million, representing an increase of $2.8 million, or 18.0%, as compared to revenue of $15.4 million for the three months ended September 30, 2010. Of this increase, $0.6 million was due to sales of Reading Eggs, which was introduced as a product in August 2010. The remaining increase in revenue during the period was due to Study Island and EducationCity’s product offerings in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our expanded sales force.

     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended September 30 (dollars in thousands):

	2011	2010
Invoiced sales:
New customers	$4,386	$5,389
Existing customers	24,275	20,869
Other sales	445	446

Total	29,106	26,704
Royalties on invoiced sales	(199)	(31)
Change in deferred revenue	(10,684)	(11,224)

Revenue	$18,223	$15,449

Other metrics:
U.S. schools using our products	29,900	28,523
U.S. products available	2,278	2,207
U.K. schools using our products	9,100	8,583
U.K. products available	86	66

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
     Due to purchase accounting for the acquisition of EducationCity and Alloy, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently for EducationCity, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $0.5 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. For Alloy, the deferred revenue balance at the date of acquisition was not materially reduced, and therefore, the purchase accounting adjustment did not materially impact revenue for the three months ended September 30, 2011.
     As of September 30, 2011, approximately 29,900 schools used our U.S. products and approximately 9,100 schools used our U.K. products. A school is considered to be using our products if it has an active subscription for any or all of the products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription.
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
     Cost of revenue for the three months ended September 30, 2011 increased by $0.2 million, or 13.6%, to $1.7 million from $1.5 million for the three months ended September 30, 2010. This increase in cost of revenue was attributable to additional salaries and benefits costs as a result of an increase in headcount and annual salary increases.
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
     Sales and marketing expense for the three months ended September 30, 2011 remained relatively flat at $5.7 million compared to $5.7 million for the three months ended September 30, 2010.

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
     Content development expense for the three months ended September 30, 2011 increased by $0.5 million, or 39.8%, to $1.7 million from $1.2 million for the three months ended September 30, 2010. This increase was primarily attributable to $0.2 million in additional salaries and benefits costs as a result of an increase in headcount and annual salary increases and $0.2 million in professional services related to content development for the EducationCity product.
     General and Administrative Expense.
     Our general and administrative expense includes salaries and related expense for our executive, accounting, and other administrative employees, professional services, rent, insurance, travel and other corporate expense.
     General and administrative expense for the three months ended September 30, 2011 increased by $0.3 million, or 4.4%, to $5.8 million from $5.5 million for the three months ended September 30, 2010. This increase was primarily attributable to an additional $0.6 million in salaries and benefits expense due to increased headcount and annual salary increases and a $0.3 million increase in professional services costs, which was offset by a decrease of $0.6 million primarily related to the Company’s headquarters move, which occurred during the three months ended September 30, 2010.
     Other Income (Expense).
     Our other income (expense) includes interest expense, interest income and derivative and foreign currency losses.
     Other income (expense) totaled $1.0 million of net expense for the three months ended September 30, 2011, which was a decrease of expense of $0.3 million, or 25.5%, compared to net expense of $1.3 million for the three months ended September 30, 2010. The decrease was primarily due to decreased interest expense of $0.2 million during the period due to the payoff of the $10.0 million revolving credit facility in the third quarter of 2010, which was drawn in connection with the acquisition of EducationCity.
     Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan and $10.0 million supplemental revolving credit facility entered into in June 2010, and amortization of debt financing costs. We had no amounts outstanding under the revolving credit facility as of September 30, 2010 and September 30, 2011. The amounts borrowed under our term loan bear interest at rates based upon either a base rate or LIBOR, plus an applicable margin.
     Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline.
     The foreign currency loss was primarily related to payments of intercompany transactions between EducationCity in the United States and the United Kingdom and U.S. dollar cash accounts held at EducationCity UK.
     Derivative loss includes changes in the fair value and realized interest income and expense on our interest rate swap, which is required by the terms of our credit facility and is part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. At September 2010, the notional amount of the interest rate swap was $30.5 million. We did not hold any derivative positions at September 30, 2011.

     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 17.4% for the three months ended September 30, 2011 as compared to 25.1% for the three months ended September 30, 2010. The effective tax rate for September 30, 2011 decreased due to a one-time tax benefit related to the decrease in the statutory tax rate in the United Kingdom along with the impact of an international tax planning strategy reflected in the third quarter of 2011.
     Comparison of the Nine months Ended September 30, 2011 and 2010
     The following table summarizes our consolidated operating results for the nine months ended September 30 (dollars in thousands):

			Change
	2011	2010	Dollars	Percentage
Revenue	$53,812	$41,595	$12,217	29.4%
Cost of revenue	4,811	3,476	1,335	38.4%

Gross profit	49,001	38,119	10,882	28.5%
Operating expense:
Sales and marketing	17,095	13,679	3,416	25.0%
Content development	5,082	3,462	1,620	46.8%
General and administrative	16,936	14,909	2,027	13.6%

Total	39,113	32,050	7,063	22.0%

Income from continuing operations	9,888	6,069	3,819	62.9%
Other income (expense):
Interest expense	(3,313)	(2,909)	404	13.9%
Interest income	233	439	(206)	(46.9%)
Foreign currency loss	(60)	(220)	(160)	(72.7%)
Derivative loss	—	(78)	78	**

Total	(3,140)	(2,768)	372	13.4%

Income before tax	6,748	3,301	3,447	104.4%
Provision for income tax	1,972	1,227	745	60.7%

Net income	$4,776	$2,074	$2,702	130.3%

**	Percentage not meaningful for analysis.
     Revenue.
     Revenue for the nine months ended September 30, 2011 was $53.8 million, representing an increase of $12.2 million, or 29.4%, as compared to revenue of $41.6 million for the nine months ended September 30, 2010. Of this increase, $6.3 million was due to the acquisition of EducationCity. In addition, $1.5 million of the increase was due to sales of Reading Eggs, which was introduced as a product in August 2010. The remaining increase in revenue during the period was due to Study Island’s product offerings in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our expanded sales force.
     The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the nine months ended September 30 (dollars in thousands):

	2011	2010
Invoiced sales:
New customers	$12,113	$12,965

Existing customers	48,608	38,970
Other sales	1,320	1,047

Total	62,041	52,982

Royalties on invoiced sales	(475)	(31)
Change in deferred revenue	(7,754)	(11,356)

Revenue	$53,812	$41,595
     Due to purchase accounting for the acquisition of EducationCity and Alloy, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently for EducationCity, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $1.8 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. For Alloy, the deferred revenue balance at the date of acquisition was not materially reduced, and therefore, the purchase accounting adjustment did not materially impact revenue for the nine months ended September 30, 2011.

     Cost of Revenue.
     Cost of revenue for the nine months ended September 30, 2011 increased by $1.3 million, or 38.4%, to $4.8 million from $3.5 million for the nine months ended September 30, 2010. Of this increase, $0.7 million was due to the acquisition of EducationCity on June 9, 2010, including additional salaries and benefits costs of $0.4 million, colocation costs of $0.2 million, and amortization expense on intangible assets of $0.1 million. The remainder of the increase in cost of revenue was attributable to increased costs for our disaster recovery site.
     Sales and Marketing Expense.
     Sales and marketing expense for the nine months ended September 30, 2011 increased by $3.4 million, or 25.0%, to $17.1 million from $13.7 million for the nine months ended September 30, 2010. Of this increase, $2.8 million was due to the acquisition of EducationCity on June 9, 2010, including $1.3 million in additional salaries and benefits costs, $0.7 million in amortization expense on intangible assets, $0.6 million in marketing costs, $0.5 million in contract labor costs. The remainder of the increase was primarily attributable to increases in salaries and related costs resulting from increased headcount and annual salary increases.
     Content Development Expense.
     Content development expense for the nine months ended September 30, 2011 increased by $1.6 million, or 46.8%, to $5.1 million from $3.5 million for the nine months ended September 30, 2010. Of this increase, $1.1 million was attributable to the acquisition of EducationCity, including additional salaries and benefits costs of $0.5 million, professional services costs of $0.3 million, and amortization expense on intangible assets of $0.1 million. The remainder of this increase was primarily attributable to increases in salaries and related costs of $0.3 million related to increased headcount and annual salary increases.
     General and Administrative Expense.
     General and administrative expense for the nine months ended September 30, 2011 increased by $2.0 million, or 13.6%, to $16.9 million from $14.9 million for the nine months ended September 30, 2010. Of this increase, $2.6 million was related to the acquisition of EducationCity on June 9, 2010, including $1.1 million in additional salaries and benefits costs, $0.3 million in office rent expense, $0.2 million in amortization expense on intangible assets, $0.1 million in contract labor costs, $0.1 million in depreciation expense, and $0.5 million in other corporate costs. The remainder of the increase was primarily due to a $1.8 million increase in salary expense due to increased headcount and annual salary increases and a $1.1 million increase in severance expense and stock-based compensation expense (see Note 7) as a result of the retirement of our former chief financial officer. The increases were offset in part by a reduction in acquisition costs of $3.1 million related to the $3.3 million in transaction costs from the EducationCity acquisition in June 2010 compared to $0.2 million in transaction costs from the acquisition of Alloy in June 2011 and a decrease of $0.6 million in rent expense primarily related to the Company’s move to new headquarters in 2010.
     Other Income (Expense).
     Other income (expense) totaled $3.1 million of net expense for the nine months ended September 30, 2011, which was an increase in expense of $0.3 million from a net expense of $2.8 million for the nine months ended September 30, 2010. Interest expense increased $0.4 million during the period due to our additional term loan of $15.0 million in connection with the acquisition of EducationCity coupled with a decrease of $0.2 million in interest income from our note receivable from Edline, which was offset by a decrease of $0.2 million of foreign currency loss.
     Provision for Income Tax.
     Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate of 29.2% for the nine months ended September 30, 2011 as compared to 37.2% for the nine months ended September 30, 2010. The effective tax rate for September 30, 2011 decreased due to a one-time tax benefit related to the decrease in the statutory tax rate in the United Kingdom along with the impact of an international tax planning strategy reflected in the third quarter of 2011.
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
     Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. As of September 30, 2011, we had cash and cash equivalents of $45.5 million and $20.0 million of availability under our revolving credit facility. Our total indebtedness was $75.1 million at September 30, 2011, including our additional term loan of $15.0 million in connection with the acquisition of EducationCity. We believe that our cash and cash equivalent balance, consistent cash flow and our $20.0 million availability under our revolving credit facility, combined with our low capital expenditure costs will provide us with sufficient capital to continue to organically grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
     On October 4, 2011, Archipelago Learning, LLC, a wholly owned subsidiary of the Company, entered into a Securities Purchase Agreement (the “Agreement”) with Bulldog Super Holdco, Inc., a Delaware corporation, which became the ultimate parent Company of Blackboard, Inc (“Blackboard”). Pursuant to the Agreement, Archipelago Learning, LLC sold 656,882 shares of Series A Preferred Stock in Edline for a total of approximately $12.2 million (the “Edline Sale”). In addition, the Company received approximately $2.1 million for a notes receivable and a dividend of approximately $0.6 million in connection with the Edline Sale.
     Cash Flow
     Our net consolidated cash flows consist of the following, for the nine months ended September 30 (in thousands):

	2011	2010
Provided by (used in):
Operating activities	$17,664	$15,373
Investing activities	(3,971)	(61,781)
Financing activities	(598)	12,139

   Cash Flow from Operating Activities
     Net cash provided by operating activities was $17.8 million for the nine months ended September 30, 2011 compared to $15.4 million during the nine months ended September 30, 2010. This $2.3 million increase was primarily due to increased cash generated from our invoiced sales and reduced transaction costs, offset by increased operating costs.
   Cash Flow from Investing Activities
     Net cash used for investing activities for the nine months ended September 30, 2011 included $2.0 million for the purchase of Alloy, $2.1 million for the purchase of property and equipment, and $0.5 million for the purchase of intangible assets, offset by $0.6 million for the receipt of the remaining proceeds from escrow for the sale of TeacherWeb. Net cash used for investing activities for the nine months ended September 30, 2010 was $61.5 million for the purchase of EducationCity, $1.0 million for the purchase of property and equipment, and $0.6 million for receipt of part of the escrow from our sale of TeacherWeb.
   Cash Flow from Financing Activities
     Net cash used in financing activities in the nine months ended September 30, 2011 primarily related to $0.6 million in principal payments on our term loan. Net cash provided by financing activities in the nine months ended September 30, 2010 included $15.0 million of additional term note, less $0.8 million paid in additional financing costs, in order to finance the acquisition of EducationCity, $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.6 million in principal payments on our term loan.
Credit Facility
     The Company’s wholly-owned subsidiary, Study Island, LLC (“the Borrower”) is the borrower under a credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility and the Company’s wholly owned subsidiary, AL Midco, LLC (“AL Midco”), is the guarantor under such credit facility. The term loan bears interest rates based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of September 30, 2011 and 2010, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. If amounts are borrowed against the revolving credit facility in the future, those amounts would bear interest based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin determined based on the Borrower’s leverage ratio. The credit facility also provides for a letter of credit sublimit of $2.0 million.
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
     The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of September 30, 2011, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco.
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
     As of September 30, 2011, $75.1 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. As of December 31, 2010, $75.8 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. For the three months ended September 30, 2011 and 2010, the weighted average interest rate under the term loans was 5.0% and 5.0%, respectively, and for the nine months ended September 30, 2011 and 2010, the weighted average interest rate under the term loans was 5.0% and 4.62%, before giving effect to the Borrower’s interest rate swap. The rate on the interest rate swap is the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.
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
     The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended September 30, 2011.
Recently Issued Accounting Standards
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the

Company on January 1, 2012. We do not expect this standard to have a significant impact on our consolidated financial statements.
     In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for the Company for the first quarter 2012. We currently report other comprehensive income in the statement of stockholders’ equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.
     In September 2011, the FASB issued an update to its authoritative guidance regarding goodwill impairment testing that grants an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this standard to have a significant impact on our consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We currently are not subject to any material litigation or regulatory proceedings.
Item 1A. Risk Factors
     There have been no material changes from the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have not sold any unregistered securities or purchased any of our equity securities during the three months ended September 30, 2011.
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 9th day of November, 2011.

ARCHIPELAGO LEARNING, INC.
By:	/s/ Tim McEwen
Tim McEwen
Chairman, President and Chief Executive Officer

By:	/s/ Mark S. Dubrow
Mark S. Dubrow
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
10.1
Securities Purchase Agreement dated as of October 4, 2011, by and between Bulldog Super Holdco, Inc. and the sellers set forth in Schedule I thereto (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on October 6, 2011).

11.1	Statement re computation of per share earnings (incorporated by reference to Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith