Form 10-K
period 2011-12-31
Archipelago Learning, Inc.
filed 2012-03-15
CIK 1470699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $126 million as of December 31, 2011, and approximately $129 million as of June 30, 2011, the last business day of the Registrant’s most recently completed second quarter. Shares of Common Stock held by each officer and director of the Registrant and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of March 8, 2012 was 26,344,759.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement or amendment to this Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

“Archipelago Learning,” “Study Island,” “Northstar Learning,” “EducationCity,” “ESL ReadingSmart”, “Reading Mate” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-K without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners. As indicated in this document, we have included market and industry data obtained from industry publications and other sources. See Item 1 “Business.”

PART I

Item 1.	Business

Overview

Archipelago Learning, Inc. is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. We provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms. As of December 31, 2011, our product lines, which include Study Island, EducationCity, Reading Eggs, ESL ReadingSmart, and Northstar Learning, were utilized by over 14.6 million students in approximately 39,100 schools in all 50 states, Washington, D.C., Canada, and the United Kingdom (“U.K.”). Unless the context requires otherwise, references throughout this report and in the Consolidated Financial Statements and related notes to “Archipelago Learning,” “we,” “us,” “our company” or similar terms refer to Archipelago Learning, Inc. and its subsidiaries.

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

Our business capitalizes on three significant trends in the education market: (1) an increased focus on higher academic standards and educator accountability for student achievement, which has led to periodic assessment in the classroom to gauge student learning and inform instruction, also known as formative assessment; (2) the increased availability and utilization of web-based and mobile technologies to enhance and supplement teacher instruction, engage today’s technology-savvy learners and improve student outcomes; and (3) the need for a more cost-effective solution to traditional educational tools as a result of school budget cuts.

Study Island, our core product line, helps students in Kindergarten through 12th grade (“K-12”) master grade level academic standards in a fun and engaging manner through an easy-to-use online platform. Study Island combines rigorous content that is highly customized to specific standards in reading, math, science and social studies with interactive features and games that engage students and reinforce and reward student accomplishments.

EducationCity, which we acquired in June 2010, provides online preschool through 6th grade (“Pre-K-6”) educational content and assessment programs for schools both in the United States (“U.S.”) and United Kingdom, and complements Study Island’s assessment function with its focus on the initial teaching phases of academic content and large library of flash animation lessons for use in classrooms.

Reading Eggs, which we began distributing in August 2010, is published by Blake Publishing Pty Limited (“Blake Publishing”) in Australia and provides a comprehensive balanced literacy program for preschool through 2nd grade. In November 2011, we launched Reading Eggspress, a reading and comprehension program for 2nd through 6th grades, which is also published by Blake Publishing.

In June 2011, we acquired Alloy Multimedia, which publishes ESL ReadingSmart and ReadingMate, online standards-based programs for English language learners (“ELL”) targeted toward 4th through 12th grades.

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

Our flexible web-based distribution model and in-house content development capabilities allow us to continually update and improve our products, distribute our products in a cost-efficient manner, and price our products affordably. Over the last ten years, for Study Island alone, we have created a digital library of approximately 446,000 proprietary questions and explanations, a simple yet elegant content management system and HTML authoring system, and a built-in ability to dynamically generate additional questions. In addition, EducationCity has built hundreds of elementary school flash animation lessons and interactive activities in reading, math and science over the past 10 years.

We have significantly grown the number of students and schools served by our products since our inception in 2000. From 2000 to 2006, we concentrated our efforts on developing our Study Island products, increasing from 27 products to 429 products during that period. In 2007, we began focusing on managing our growth and operations more efficiently, particularly with the hiring of our management team. In addition, we have developed a sophisticated sales and marketing force that has been successful in growing our sales and customer base. We increased the number of school customers and registered student users of our products, from approximately 7,800 schools and 3.0 million students in 2006, to approximately 39,100 schools and approximately 14.6 million students as of December 31, 2011.

On March 3, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plato Learning, Inc., a Delaware corporation (“Plato”) and Project Cayman Merger Corp., a wholly owned Subsidiary of Plato, providing for the merger of Project Cayman Merger Corp. with and into our company, with our company continuing as the surviving corporation (the “Merger”). Upon the Merger becoming effective, we will become a wholly owned subsidiary of Plato and each share of Archipelago common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive $11.10 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement.

Our Markets

The U.S. educational system, consisting of K-12 and postsecondary education, collectively includes approximately 76 million students in approximately 130,000 schools and approximately $1.05 trillion in educational expenditures according to National Center for Education Statistics (“NCES”) and MDR, a Dun & Bradstreet company. The U.S. K-12 education market consists of more than 55 million students in approximately 120,000 schools, according to NCES and MDR.

The U.K. educational system collectively includes approximately 9.4 million students in approximately 28,000 schools, according to the relevant government departments for education. The U.K. primary school market consists of approximately 5.2 million students in approximately 23,000 schools, according to the relevant government departments for education.

Key Dynamics in the K-12 Education Market

A number of key dynamics have impacted the K-12 education market in recent years:

Increased Accountability. In November 2011, the National Center for Education Statistics released the results from the National Assessment of Educational Progress (“NAEP”), also known as the Nation’s Report Card. Overall, the 2011 NAEP results continue an unsettling trend of lagging achievement among the nation’s students. As published in this report, only 40% of 4th graders in the United States are proficient in math, along with 34% of 8th graders. Further, just 32% of 4th and 8th graders can read proficiently. Stagnant test scores and nagging achievement gaps have been the trend for American students over the last four decades. In recent years, policymakers and parents have paid greater attention to the effectiveness of U.S. public schools, demanding higher educational standards and accountability from teachers, administrators and school districts. States publish accountability reports that show each school’s progress and ability to meet proficiency standards, and these results are often reported by local press outlets. This increased visibility into school performance has led to increased parent and policymaker pressure on schools and teachers, including at the presidential level. The Federal administration launched the $4.35 billion “Race to the Top” (“RttT”) competition in 2010 to highlight and replicate innovative education strategies as part of the administration’s highly publicized efforts to reform education.

Increased Access to Computers and the Internet. Students use computer technology in and out of the classroom, and many students have access to internet-enabled computers at school and home. Increased usage and acceptance of online technology is changing how educational content is delivered and utilized by teachers and students. According to the Consortium for School Networking, 98% of rural and wealthy schools have high-speed internet access in classrooms, as do classrooms in 93% of poor urban school districts. More than 80% of Americans now have a computer in their homes and, of those, almost 92% have internet access, according to a study on home internet access from The Nielsen Company. In addition, Elementary and Secondary Education Act, or ESEA. mandates that schools improve school-to-home or school-to-parent communication and parental involvement in their child’s education. As a result, schools are increasingly looking for integrated website portals and productivity tools to more easily comply with this mandate, more effectively use student achievement data to keep parents informed and more readily guide parents’ ability to help their children improve their skills and proficiency.

Legislative Environment. There are several key legislative initiatives currently impacting the K-12 education market, including the following:

•

ESEA Reauthorization. In the United States, the increased focus on higher academic standards and assessments as a means to measure educator accountability is largely reflected in legislative efforts such as No Child Left Behind, or NCLB, the common name for the 2001 reauthorization of ESEA. ESEA required all states to have academic standards in place for K-12 students in reading, math and science, and to assess student achievement annually with end of school year assessments. The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually delayed. While many politicians believe that the nation’s primary education law needs to be revised, reauthorization legislation has been delayed with NCLB extended via a series of Congressional continual resolutions. Democratic and Republican differences on the Federal role in public education and the best strategies for meaningful educational reforms, coupled with other higher priority legislative objectives, has led to gridlock. While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised legislation, whenever it occurs, with an increased focus on demonstrating student academic achievement growth, improving high school graduation rates and ensuring college and career readiness. Moreover, we expect that the use of technology to innovate and scale best teaching and learning practices will be a key component of the final reauthorization legislation. In the meantime, the requirements for seeking NCLB waivers continue the focus on high standards, assessment and accountability as summarized below.

•

NCLB Waivers. The original NCLB legislation required all U.S. students to be performing at grade proficiency levels in reading, language arts and mathematics by the 2013-2014 school year in order to achieve adequate yearly progress (“AYP”). However, the U.S. Department of Education has estimated that about 80% of U.S. schools would miss this AYP milestone for the current 2011-2012 school year, which would result in punitive consequences to those schools. With no Congressional action pending to address ESEA reauthorization and the AYP issue, in 2011 the U.S. Secretary of Education, Arne Duncan, announced plans to grant waivers for parts of the NCLB law which would take effect in the 2011-2012 school year. The waivers provide a framework for relief of some of the more onerous restrictions of NCLB, including AYP milestones. During 2011, 11 states applied for these waivers and 10 of those states were granted waivers. An additional 26 states and the District of Columbia submited applications for waivers by the February 2012 deadline.

•

Race to the Top. The U.S. Department of Education implemented its highly publicized RttT competition in 2010 whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. Eleven states and the District of Columbia were awarded $3.9 billion and received the monies between August 2010 and January 2011. In March 2011, an additional $500 million in funds were made available through another state competition focused on early education (Pre-K and Kindergarten), the RttT-Early Learning Challenge, with nine state winners receiving grants ranging from $50 million to $100 million. Also in December 2011, the U.S. Department of Education announced that seven states will each receive a share of the $200 million in RttT Round 3 funds to advance targeted K-12 reforms aimed at improving student achievement.

•

Common Core Standards. A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics. As of December 31, 2011, 45 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. A study recently published by Pioneer Institute, the American Principles Project, and the Pacific Research Institute of California estimated that it will cost nearly $16 billion for 45 states plus the District of Columbia to implement the Common Core Standards over a seven year period.

•

Federal 2012 Budget. The Federal budget makes up about 9% of K-12 school budgets and is an important source of funding for purchase of our programs, particularly in large, urban districts. In December 2011, Congress passed an omnibus spending bill for fiscal year 2012. Overall, the Department of Education was funded at $71.3 billion, which is slightly less than last year and $9.3 billion below the President’s request. We believe that passage of this budget will be a positive for K-12 education spending, as many districts and schools were fearful throughout the fall of 2011 that the Congressional “Super Committee” might not reach a budget agreement, which would trigger draconian automatic cuts in federal funding to K-12 education. This uncertainty had caused districts to be cautious in spending throughout the fall of 2011. However, the uncertainty is gone and the overall federal budget is more favorable than expected.

•

Federal 2013 Budget. In February 2012, President Obama presented his proposed FY 2013 federal budget to Congress, which would take effect October 1, 2012. Under this proposal, the Department of Education would receive nearly $70 billion. The proposal may encounter strong opposition from Congress, but we believe this initial proposal is encouraging.

•

State and Local Funding. Most of our U.S. customers are public schools and school districts that are dependent on the availability of public funds, with about 46% of total education expenditures coming from state funds and 45% coming from local funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 6% in the third quarter of 2011, representing the seventh consecutive quarter that states reported growth in collections on a year-over-year basis. Overall, state tax revenues are now above pre-recession levels, but still below peak levels. In the third quarter of 2011, total state revenues were 2% higher than during the same quarter of 2007, but still 1% lower than the third quarter of 2008. Preliminary figures for October and November 2011 indicate further but softening growth in state tax revenues. Local property tax revenues grew modestly in the third quarter, after three consecutive quarters of decline.

•

Educational Environment in the United Kingdom. The U.K. market and industry trends are also of importance to our business due to our EducationCity product. While the global economic recession has impacted the United Kingdom, the government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years. This is the money that goes directly to schools. In addition, we believe that teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. As a result, we believe that head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams. However, a new research report by the respected think tank Institute for Fiscal Studies (“IFS”), suggests that U.K. public spending on all forms of education could face a 13% reduction in real terms over the next four years between 2011 and 2015. While higher education institutions would be the most affected by such spending reduction, those primary and secondary schools with students from affluent backgrounds would see drastic funding cuts although schools with more deprived students would have their funding protected due to the introduction of the pupil premium. However, many schools would still see an annual 1% spending cut.

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

High Impact, Low Cost Solution. Our products offer a comprehensive online educational solution on a hosted platform and provide high quality content, assessment and reporting for core subjects in a wide range of grade levels. This eliminates the need for schools to have multiple vendors or systems, thereby simplifying purchasing, training and implementation. Our products are significantly less expensive than competing traditional print, software and online alternatives provided by large education publishers. Study Island is offered at an annual price per student per subject of as low as $2, or per student for all subjects as low as $3. EducationCity products are priced at $469 per subject, per grade level for an individual school. Reading Eggs products are priced as low as $4 per student. ESL ReadingSmart and Reading Mate are priced as low as $14 per student. Northstar Learning products are priced as low as $5 to $25 per student and are also substantially less expensive than traditional textbook and software products currently purchased by students at community colleges, technical colleges, proprietary or for-profit colleges.

Our products and services are strategically priced to fall within the discretionary spending budgets of teachers and school administrators. We evaluate our pricing on an ongoing basis and determine increases to reflect product enhancements, operating costs, the increased value of our products to our customers, and inflation and other economic factors impacting our markets.

Customized Standards-Based Content. Our products offer online, standards-based instruction, practice and assessments for K-12 built from applicable standards in all 50 states, Washington, D.C., Canada, and the U.K. We believe this deep customization is attractive to educators, providing them with a resource that meets their specific state and grade-level teaching needs in a variety of subjects. During 2011, we completely refreshed the Study Island content in our top five revenue-producing states and continued to add new products in other states. In addition, we launched new common core products in 2010 built from the new reading and math national standards released in June 2010, which are provided to schools at no additional charge. We offer 2,378 products in math, reading/language arts, writing, science, social studies, ELL, French, German, and Spanish. Our products also include instruction, practice, assessments and test preparation for the General Educational Development (“GED”) and Allied Health licensure exams, as well as developmental studies in college readiness English/language arts and mathematics.

Real-time Student Tracking, Built-in Remediation and Enrichment. Our products also provide real-time reporting on student achievement, allowing educators to quickly identify learning gaps and provide targeted instruction and practice. Our products also provide students with immediate feedback and explanations and, when required, remediation content designed to build foundational skills in order to accelerate students to grade-level proficiency. In addition, our products provide professional development materials that provide best-practice techniques for teachers to help students grasp key concepts and skills.

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

Management Team with Strong Education and Technology Industry Expertise. Members of our executive management team have extensive experience in the education and technology industries. Our Chairman, President and Chief Executive Officer, Tim McEwen, who has approximately 37 years of experience in the industry joined us in 2007. Our Chief Financial Officer, Mark S. Dubrow, who has approximately 13 years of technology accounting and finance experience, joined us in January 2011. Our Chief Technology Officer, Bobby Babbrah, who joined us in January 2012, has over 18 years of software product/platforms strategy, operations and general management experience, five years of which were at digital divisions of the largest educational publishers in the K -12 market. Our Chief Operating Officer, Martijn Tel, who has over nine years in educational publishing businesses, joined us in 2009. Our Executive Vice President, Product, Marketing and Corporate Strategy, Donna Regenbaum, joined us in January 2011, has more than 20 years of operations and business experience.

Our Growth Strategy

Our goal is to be the leading provider of subscription-based online supplemental education tools across the K-12 and postsecondary education markets through the following strategies:

Expand the Number of Schools Using Our Products. As of December 31, 2011, our products (including Study Island, EducationCity, Reading Eggs, ESL ReadingSmart and Northstar Learning) were used in more than 30,000 schools throughout all 50 states, Washington, D.C. and Canada. Sales to schools in the United States represented approximately 25% of the roughly 120,000 K-12 schools in the United States. We believe that there is a significant opportunity to expand the number of schools that use our products. For instance, compared to 2009, we have experienced a nearly 56% increase in invoiced sales of our products to high schools. However, about 12% of our invoiced sales in 2011 were derived from subscriptions of our products by high schools. We believe the Federal government’s focus on lowering the high school drop-out rate and improving high school graduate college and job readiness will drive increased demand for our high school products. Accordingly, we believe high schools provide us with a significant market opportunity. We also continue to expand our sales organization in specific states, targeting our direct marketing efforts to educators in schools that do not use our products, encouraging a “viral” marketing model through the use of customer references and referrals, providing free product trials and optimizing the appearance of our products in key-word searches on leading web search engines. In addition, as we deepen our school penetration, we increasingly are focused on selling our products at the district level.

Our EducationCity products were used in approximately 9,100 schools in the United Kingdom as of December 31, 2011. Sales to schools in the United Kingdom represented approximately 39% of the roughly 23,000 primary schools in the United Kingdom. With approximately 5.2 million students in approximately 23,000 primary schools in the United Kingdom, we believe that there is a significant opportunity to expand the number of schools in the United Kingdom that use EducationCity. In addition, an effort is currently underway to create new U.K. products focused on secondary schools, which will expand our market opportunity to an additional 4.2 million students in the nearly 5,000 secondary schools in the United Kingdom. Further, we believe other English-speaking countries, including Australia, New Zealand and South Africa, also provide potential near-term growth opportunities, and we intend to develop products for these markets.

In September 2010, we entered into an exclusive royalty agreement with a third party to expand our EducationCity products into China. The expansion is being marketed by the third party provider to obtain subscribers to the EducationCity product in China. EducationCity will receive a base royalty plus an additional royalty for each student per year of access to the localized site. The term of the agreement is for three years, with optional renewal terms.

With the acquisition of ESL ReadingSmart in 2011, we have added nearly 600 schools in the United States as of December 31, 2011. We believe that there is a significant opportunity to expand the number of schools that use ESL ReadingSmart in the United States. Further, we believe that there is a significant opportunity to expand the use of ESL ReadingSmart into the other English-speaking countries, including Canada, United Kingdom, Australia, New Zealand and South Africa.

Increase Revenue per School. In many schools that already subscribe to one or more of our products, we have the opportunity to sell additional Study Island core grade level and subject area products, as well as our other products, such as EducationCity, ReadingEggs and ESL ReadingSmart. Further, we have the opportunity to cross sell our Study Island products to schools currently buying EducationCity, ReadingEggs, and ESL ReadingSmart. Our inside sales team specifically targets our existing customer base to sell add-on products. As we enhance our products with new features and functionality that provide increased value to our customers, we believe we will be able to price these enhancements accordingly, although currently limited somewhat by school budgetary constraints. In addition, the increased complexity of high school subject matter and related assessment standards allow us to price high school products higher than those for the elementary and middle school markets, and high school enrollments are usually larger, resulting in higher average revenue from invoiced sales.

Develop New Products and Enhancements to our Online Platform. We continually develop new products, as well as new features and functionality for our online platform, to address student needs and teacher requests. These products also provide additional revenue opportunities.

•

During 2011, with the acquisition of Alloy Multimedia, we added two new products with the addition of ESL ReadingSmart and ReadingMate, providing a way for teachers to individualize instruction for both non-native and native English speakers in reading and English language arts for students in grades 4 to 12.

•

Version 5 of our Study Island platform was released in late August 2011 in conjunction with the start of the 2011-2012 school year. Features included in the roll-out were: seamless interfacing on mobile devices, new games, interactive flash animations, and enhanced lessons.

•	On November 1, 2011, we launched Reading Eggspress, the latest reading and comprehension program from Blake Publishing for grades 2 to 6.

•

In February 2012, we announced the launch of its latest enhancements for Study Island, including virtual science labs for middle and high school students, embedded Khan Academy videos, and a district dashboard for administrators. In addition, we have launched a new Common Core Benchmarking Program for educators to evaluate proficiencies for the Common Core State Standards in grades 3 to 5, math and reading.

Expand into New Related Markets. We intend to continue to expand our product and service offerings into additional education and related market segments and into new geographic markets. In 2009, we launched Northstar Learning in the postsecondary educational market and began our first international operations by introducing Study Island into the Canadian market. Our 2010 acquisition of EducationCity positioned us in the U.K. market, and we believe that other English-speaking countries, including Australia, New Zealand and South Africa, also provide potential near-term growth opportunities. We also entered into an exclusive royalty agreement in 2010 with a third party to expand our EducationCity product offerings in China. In addition to our geographic expansion, in 2010, we began selling Reading Eggs, an online product focused on teaching younger children how to read, pursuant to a distribution agreement. In June 2011, we entered into the ELL market with the acquisition of Alloy Multimedia, which publishes ESL ReadingSmart and ReadingMate, online, standards-based programs for English language learners targeted toward grades 4 to 12, which we believe also provides opportunities to expand into other English-speaking countries. On November 1, 2011, we launched Reading Eggspress, the latest reading and comprehension program from Blake Publishing for grades 2 to 6. We believe there are additional longer-term opportunities to expand beyond the K-12 market, including opportunities to increase sales of our products directly to parents, public libraries, school libraries and homeschool settings.

Pursue Acquisitions and Strategic Relationships. Since 2007, we have sought acquisitions and strategic alliances that expand our product and service offerings, expand our geographic and end markets, and provide additional revenue opportunities. We intend to continue to pursue acquisitions that have products, services and businesses that are compatible with our Archipelago Learning brand identity, culture and corporate mission, such as our recent acquisitions of EducationCity, Alloy Multimedia, and our distribution agreement for Reading Eggs and Reading Eggspress. We expect that our acquisition activity will be focused exclusively on web-based products and services for our target markets. In addition, we believe our large student audience of over 14.6 million students provides a significant and valuable opportunity to enter into strategic relationships in order to cross-sell other appropriate, teacher- and parent-approved products to our students.

Our Products and Services

Archipelago Learning is a leading subscription-based, SaaS provider of education products. Our products provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms.

Study Island

Study Island offers subscription-based online products that provide standards-based instruction, practice, assessment and productivity tools for teachers and students. Each of Study Island’s products is specifically built from the requirements for a subject area in a grade level in a particular state. We offer products for math, reading, language arts, writing, science and social studies. Our in-house content development team creates between three and five new subject and grade level product offerings a month, and we offer specialty products based on national standards in subject areas such as technological literacy, health and fine arts. During 2011, students answered approximately 3.7 billion of our practice questions. Customers may subscribe to any number of products to best suit their individual classroom or school needs. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new Study Island customers, resulting in a subscription term longer than one year.

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

Study Island offers add-on features and programs, such as a benchmark assessment that enables educators to predict student performance on the end-of-year state assessment and provides diagnostic information to guide instruction. We regularly release new product enhancements to increase the value of Study Island’s core standard specific learning programs, including Version 5 released in late August 2011, which included the roll-out of seamless interfacing on mobile devices, new games, interactive flash animations, and enhanced lessons.

EducationCity

On June 9, 2010, we acquired EducationCity, a leading developer and publisher of online educational learning solutions offered in the United States and the United Kingdom. Similar to Study Island, EducationCity offers subscription-based online products that provide standards-based instruction, practice, assessment and productivity tools for teachers and students. EducationCity offers products for math, reading, language arts, and science for children between three and 12 years old. Animated activities within the program encourage effort and achievement with rewards. Customers may subscribe to any number of products to best suit their individual classroom or school needs. Students can log in to EducationCity from any computer with internet access. Teachers can also utilize the product to teach new concepts in the classroom using the whiteboard tools, which provide teachers with a set of open-ended teaching tools set to relevant academic level.

Reading Eggs

In 2010, we entered into a distribution agreement with Blake Publication to become the U.S. distributor of the school version of Blake Publishing’s Reading Eggs product. Reading Eggs is an online early literacy program from Australia, designed to support core literacy teaching and to help students from ages three to eight become proficient readers. Developed by an experienced team of teachers, education writers, and developers, Reading Eggs comprises 100 research-based lessons within a motivational framework. The program contains an assortment of instructional tutorials, review activities, and games, building on and reinforcing the five key reading pillars – phonemic awareness, phonics, fluency, vocabulary and comprehension. After completing lessons, students complete a mastery quiz that provides teachers with a report of what each child is learning.

In November 2011, we launched Reading Eggspress, a web-based reading and comprehension program for grades 2-6. Reading Eggspress is designed to build reading and comprehension skills for more mature elementary-aged readers. Reading Eggspress provides a wide range of learning resources, lessons, motivational games, e-books, and reporting, all presented in an interactive and virtual environment. Students can explore the stadium, comprehension gym, library, apartment, and mall to earn a variety of learning rewards. Teachers can access instructional study units, teaching notes, student worksheets, teacher demos, and units for interactive whiteboards through an extensive Teacher Toolkit. Reading passages are followed by a set of comprehension questions that assess students’ factual, inferential, and textual understanding. The Reading Eggspress library features more than 600 e-books from leveled illustrated chapter books to full-color fiction and nonfiction, as well as a range of classics. Each e-book includes an online reading quiz. Schools that already subscribe to Reading Eggs have access to Reading Eggspress with their current subscription.

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

ESL ReadingSmart & ReadingMate

In June 2011, with the acquisition of Alloy Multimedia, we added two new products: ESL ReadingSmart and ReadingMate, providing a way for teachers to individualize instruction for both non-native and native English speakers in reading and English language arts for students in grades 4-12.

ESL ReadingSmart offers English language learners content-based instruction to develop English language proficiency, with an emphasis on literacy and academic language development. Statistical analysis has proven that ESL ReadingSmart is an effective intervention that raises students’ reading and language academic performance. ESL ReadingSmart is designed for newcomers, as well as beginning, intermediate, early advanced, and advanced readers. Instructional materials are written at a variety of English proficiency levels, helping teachers address the challenge of teaching ELL students in multi-level classrooms. Lessons for each unit contain activities that support all four modalities of language learning: listening, speaking, reading, and writing.

For native English speakers, ReadingMate is a supplemental reading intervention program that prepares students to read at grade level and develop necessary reading skills. Based on the Common Core State Standards for English language arts and reading, ReadingMate helps students improve their skills for vocabulary development and reading comprehension.

Our Customers

The vast majority of our revenue relates to subscriptions to our products by schools, school districts, and individuals. Approximately 89% of our revenue for the year ended December 31, 2011 relates to subscriptions from U.S. public and private schools and consumer/parent individual buys. As of December 31, 2011, our products were used by over 13.5 million students in more than 30,000 schools across 50 states, Washington, D.C. and Canada. Approximately 10% of our revenue for the year ended December 31, 2011 relates to subscriptions from primary schools in the United Kingdom and parent/consumer individual buys. As of December 31, 2011, our products were used by over 1.1 million students in approximately 9,100 schools in the United Kingdom. Our principle customers in the United States are teachers, school principals, curriculum directors, superintendents, chief technology officers and other administrators. In the United Kingdom, our principle customers are Learning Authority administrators, headmasters, technology directors and other administrators. No single customer accounted for more than 1% of our total invoiced sales in 2011, 2010 or 2009.

Marketing, Sales and Customer Support

Marketing Activities

Archipelago Learning’s marketing strategy is focused on creating multi-brand awareness, generating qualified prospective sales leads, and fostering customer retention while increasing average customer spend. Our marketing efforts target key decision makers and influencers within individual schools and districts, promoting the many ways our product portfolio benefits teachers and students. Primary marketing activities include email campaigns centered around driving new, up-/cross-sell and renewal business, search engine marketing, social media, topical webinars, trade shows, customer eNewsletters and retention programs.

Field-based and Inside Sales Channels

We have a 180 member team of specialized sales and support professionals who are experienced in generating new sales of online educational products. The U.S. sales team, led by our vice president of sales, is divided into outside or field-based sales representatives overseen by five regional managers, a smaller inside sales team and an inside account manager with a team focused on renewals and sales of add-on products. Our field-based sales representatives are strategically located in and are responsible for larger enrollment metropolitan customer bases, and our inside sales team focuses on sales in more rural geographies. Our U.S. sales strategy begins with site-based or school level contact and focuses on individual school principals and teachers. In certain instances, we have been able to obtain sales at the school district level when we have achieved critical mass with individual schools within the district. Additionally, the U.S. sales team utilizes a consultative sales model to identify needs of schools in order to offer our other products within our product portfolio. Our Northstar Learning sales team focuses exclusively on adult learning centers and postsecondary institutions. In the United Kingdom, EducationCity has both a team of field-based sales representatives and a team of inside sales representatives located in the Rutland, U.K. office. The U.K. sales team consists of 35 employees, including a director of sales & marketing.

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

Our Competition

We compete primarily with other providers of supplemental educational materials and online learning tools. We believe our principal competitors include:

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

We believe the principal competitive factors in our market are:

•	quality of content and deep customization to standards;

•	formative assessment and reporting to inform instruction;

•	ease of use, including whether a product is available online;

•	program efficacy and the ability to provide improved student outcomes;

•	ability to engage students;

•	quality of customer support;

•	vendor reputation; and

•	price.

Technology

Engineering

Our systems are built upon lightweight platforms enabling our customers to access the full set of functionality via a standard browser. Our systems operate in a completely hosted manner, eliminating the need for our customers to run any special hardware or software. This is a basic design criterion in our software architecture, to provide the most extensive set of products possible that are completely independent from our customer’s unique systems environment. We will continue to invest in improving the performance, functional depth and the usability of our services to better meet our customer’s needs.

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

Our engineering team is constantly focused on improving and enhancing the features, functionality and security of our existing service offerings, as well as developing new capabilities such as the recent release of new versions of ESL ReadingSmart and Study Island. As a result of our proven SaaS model, our existing customers will be able to realize the full value of these enhancements without the need to go through a massive upgrade process. We are currently in the process of significantly upgrading the current Study Island technology platform in order to enhance its scalability for future growth. A separate EducationCity engineering team resides at our offices in the United Kingdom, but works closely with Study Island’s engineering team.

Operations

We serve all of our U.S. customers and users from a single, third-party web-hosting facility located in Dallas, Texas, leased from Colo4Dallas, Inc. The Colo4Dallas facility is built to a high level of availability and control and is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. Bandwidth to the internet is provided by multiple independent companies and we continuously monitor the performance of this service. The monitoring features that exist include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.

As part of our disaster recovery arrangements, all of our U.S. customers’ data is replicated in a separate back-up facility near Chicago, Illinois. This is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even in the case of a catastrophic disaster at the Colo4Dallas facility, our strategy will allow for full operation within 24 hours or less.

Our EducationCity U.K. servers, including backup servers, are located in data centers in London, England. We have entered into a contract with a managed services company to provide both primary hosting and disaster recovery services for our U.K. operations. The transition to the new supplier will be completed by the end of the second quarter of 2012.

Integration with District Student Interoperability Systems

The Study Island core web application has been designed to integrate with Student Interoperability Systems, or SIS, which employ the Student Interoperability Framework, or SIF, specifications, as a method for overall student tracking. SIF creates a common set of specifications to allow different applications to interact and share data, and facilitates the use of technology in education. The use of SIF allows Study Island to maintain a real-time roster for each one of its SIF enabled districts, and facilitates the transition of information from one school to another within a district. Our engineering team is available to work directly with a school district’s technology team to assist with information transfers.

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

Intellectual Property

We develop proprietary educational content and assessment and reporting materials, and a significant majority of the questions and materials in our products have been developed internally. We rely on copyright protection for our internally developed content. We also own or license a number of trademarks, service marks, trade secrets and other intellectual property rights that relate to our products and services. Our content development costs in the years ended December 31, 2011, 2010 and 2009 were $6.6 million, $4.7 million and $3.8 million, respectively. We continue to invest in our intellectual property as we develop new content and expand the scope of our products and services. As appropriate, we also utilize confidentiality and licensing agreements with our employees, students, independent contractors and suppliers.

We also license a portion of our content from third parties. We attempt to use internally developed or public domain material in our products when possible, but as we continue to develop new products and services, we may enter into licenses with additional third parties.

We own several internet domain names that include the terms Study Island, Archipelago Learning, EducationCity, ESL ReadingSmart, ReadingMate, and Northstar Learning, among others.

Employees

As of December 31, 2011 we had 380 employees, which included three full time equivalent contractors. Our 380 employees include 81 in content development, 195 in sales and marketing, 61 in information technology and programming, and 43 in executive, human resource, finance, accounting and other support functions. Of our 380 employees, 295 are located in the United States and 85 are in the United Kingdom. None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

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

Risks Related to Our Business

In addition to other risks described in this report, the following risk factors should be considered in evaluating our business and future prospects:

Our business could be adversely affected as a result of uncertainty related to the Merger.

The announcement and pendency of the Merger may be disruptive to our business relationships and business generally, which could have an adverse impact on our financial condition and results of operations. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might impair our ability to attract and retain key personnel and other employees; and

•

customers or other business partners may experience uncertainty about our future and may choose to delay purchases or renewals with us, seek alternative relationships with third parties or seek to alter their business relationships with us.

Further, the Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger, and it restricts us, subject to certain limited exceptions, from taking certain specified actions until the Merger is complete or the Merger Agreement is terminated, including, without limitation, not exceeding a certain amount in capital expenditures, not making certain acquisitions, not entering into certain types of contracts and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger that could be favorable to us and our stockholders. In addition, we have incurred, and will continue to incur, substantial costs, expenses and fees related to the Merger, including expenses in connection with the retention of legal advisors, financial advisors, and consultants and the costs of defending against any lawsuits filed against us and our directors in connection with the Merger, and many of these costs, expenses and fees must be paid regardless of whether the Merger is completed. In addition, upon termination of the Merger Agreement under specified circumstances, we may be required to pay the Plato a termination fee of up to $10.2 million. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal. In the event of termination of the Merger Agreement under specified circumstances by Plato, our remedy may be limited to receipt of a cash reverse termination fee of approximately $20.4 million. There can be no assurance that a remedy will be available to us in the event of a breach or that any damages incurred by us in connection with the Merger will not exceed the amount of the reverse termination fee.

If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.

Most of our customers are public schools, which rely on state, local and federal funding. If any state, local or federal funding is materially reduced, our public school customers may no longer be able to afford to purchase our products and services, and our business, financial condition, results of operations and cash flow could be materially adversely affected.

The vast majority of our customers are public schools and school districts. Although public funding varies by state and municipality, public schools and districts typically receive most of their funding from state and local governments and a smaller portion from the federal government. Budget appropriations for education at all levels of government are determined through the political process and, as a result, the funding schools receive may fluctuate.

State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue has decreased, which has put pressure on state and federal budgets. In addition, with the recent decline in real estate values in almost every state and the resulting reassessments, property tax revenue has also declined. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues are now above pre-recession levels, but still below peak levels. In the third quarter of 2011, total state revenues were 2% higher than during the same quarter of 2007, but still 1% lower than the third quarter of 2008. Preliminary figures for October and November 2011 indicate further but softening growth in state tax revenues. Local property tax revenues grew modestly in the third quarter, after three consecutive quarters of decline. The decline in tax revenues and unfavorable economic conditions has resulted in education budget cuts and led to lower overall spending, including lower technology spending, by our current and potential clients. If tax revenues do not increase in future years or if they continue to decrease, this could materially adversely affect our revenue. According to the Center on Budget and Policy Priorities, 42 states made cuts or have proposed cuts to education funding in their 2012 budgets totaling $103 billion and 29 states have projected shortfalls totaling $44 billion for 2013 budgets. Declines in tax receipts and gaps in states’ budgets could result in continued decreased education spending as well as cuts in recently enacted federal education spending programs, reduced school budgets and reduced availability of discretionary funds, all of which could materially adversely affect our revenue and results of operations.

If national educational standards and assessments, including common core standards, are adopted, or if existing metrics for applying state standards are revised, new competitors could more easily enter our markets or the demands in the markets we currently serve may change.

With the reauthorization of the Elementary and Secondary Education Act, or ESEA, commonly known during the Bush administration as No Child Left Behind, in 2001, Congress conditioned the receipt of federal funding for education on the establishment of educational standards, annual assessments and the achievement of adequate yearly progress milestones. These standards are established at the state level, and there are currently no national educational standards that are required to be assessed pursuant to ESEA. As part of ESEA, each state is required to establish clear performance standards for each grade level in reading, math and science in grades 3 through 8, and for high school exit or end-of-course exams. Most of our invoiced sales from subscriptions of our U.S. products are concentrated in grades K-8, which accounted for approximately 78%, 80% and 87% of our invoiced sales in 2011, 2010 and 2009, respectively. Subscriptions of our U.S. products by high schools accounted for approximately 12%, 12% and 11% of our invoiced sales in 2011, 2010 and 2009, respectively.

In 2009, the National Governors Association Center for Best Practices (“NGA Center”) and the Council of Chief State School Officers (“CCSSO”) launched a project to develop Common Core Standards for K-12 in reading and mathematics. As of December 31, 2011, 45 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards.

While it is uncertain exactly how this initiative will play out over the next two to three years, a shift to national performance standards or a reduction in the use of government-imposed standards may result in a material decline in demand in the markets that we serve.

In addition, our products are specifically built from the varying assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. If national standards and assessments replace the current state assessments, it would be easier for competitors to develop similar products tailored to one national set of standards rather than multiple state standards. If such an increase in competition occurred, our ability to compete effectively could be negatively impacted and our revenue and profitability could materially decline.

If Congress does not reauthorize the Elementary and Secondary Education Act, or ESEA, or other legislation does not continue to mandate state educational standards and annual assessments, demand for our products and services could be materially adversely affected.

The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually delayed. While many politicians believe that the nation’s primary education law needs to be revised, Democratic and Republican differences on the Federal role in public education and the best strategies for meaningful educational reforms, coupled with other higher priority legislative objectives, has led to gridlock. As a result, uncertainty continues to surround the substance and timing of ESEA reauthorization. If ESEA is not reauthorized or extended or does not maintain or increase the importance of state-by-state education standards and assessments, or if other federal or state legislation were to lessen the importance of such standards and assessments, our products and services could become significantly less valuable to our customers, and our revenue and profitability could materially decline.

Our rapid growth, the recent introduction of a number of our products and services and our entry into new markets make it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

We were founded in 2000 and began offering our Study Island products in 2001. Since our founding, we have continually launched new products, entered additional states, acquired new products, and experienced rapid growth and increasing market share in the expanding market for online learning. We began offering our Study Island products in all 50 states as of the 2008-2009 school year. We launched our Northstar Learning product line in April 2009. In June 2010, we acquired EducationCity, an online Pre-K-6 educational content and assessment program for schools in the United States and United Kingdom. In August 2010, we began selling Reading Eggs, an online product focusing on teaching young children to read. In August 2011, we acquired ESL ReadingSmart and ReadingMate, online standards-based programs for English language learners. Because many of our current products and services are relatively new and we have recently entered new markets, we may be unable to evaluate the relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product and service offerings, acquire and integrate complementary businesses and enter new markets.

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

The use of online learning technology is a relatively new approach in the traditional K-12 education markets. There can be no assurance that online products and services will achieve long-term success in the K-12 or postsecondary education markets. Our success depends in part upon the continued adoption by teachers and school districts of technology-based education initiatives. Some academics and educators oppose online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering content online. As a necessary corollary to the acceptance of web-based education in the classroom, our growth depends in part on parental acceptance of the role of technology in education and the availability of internet access in the home. If the acceptance of technology-based education does not continue to increase, our ability to continue to grow our business could be materially impaired.

Our revenue is primarily generated by sales of subscriptions to our products over the term of the subscription. Our customer renewal rates are difficult to predict and declines in our sales of our products or our customer renewal rates may materially adversely affect our business and results of operations.

Customer subscriptions provide the vast majority of our revenue and we anticipate that revenue from sales of these subscription products will continue to account for a substantial majority of our revenue for the next few years. Our products are sold as subscriptions through purchase orders. The average subscription period for our products is 16 months. We also occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new customers, resulting in a subscription term longer than one year. Our customers are not obligated to renew their subscriptions at the end of the term, nor are they required to pay any penalties if they fail to renew their subscriptions. Because of constraints on the use of state, local and federal funding, some of our customers are only able to purchase subscriptions for 12-month periods. As a result, our customers have no obligation to renew their subscriptions after the expiration of their initial subscription period. Our sales team begins the renewal process approximately six months prior to a subscription ending and consider this a renewal opportunity; however, our customers may choose to renew for fewer students or fewer products, which would reduce our revenue. Sales of our products or services or our customer renewal rates may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, decreased school funding, pricing pressures, competitive factors or any other reason. These and other factors that have affected our product sales or customer renewal rates in the past are not predictive of the future, and, as a result, we cannot accurately predict customer renewal rates. If sales to new customers decline or our customers do not renew their subscriptions at previous levels, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

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

Our products are sold as subscriptions, generally through purchase orders. We recognize revenue from these customers monthly over the term of each of their subscriptions, which averages 16 months. We also occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new customers, resulting in a subscription term longer than one year. As a result, substantially all of the revenue we recognize in any period is deferred revenue from subscriptions purchased during previous periods. Consequently, a decline in new sales or subscription renewals in any particular period will not necessarily be fully reflected in the revenue in that period and will negatively affect our revenue in future periods. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales, subscription renewals or market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as the majority of revenue from new customers would be recognized ratably over the applicable subscription term.

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

A significant percentage of our new sales and subscription renewals in the United States occur in the third quarter because teachers and school administrators typically make purchases for the new academic year at the beginning of their district’s fiscal year, which is usually July 1. The fourth calendar quarter has historically produced the second highest level of sales and renewals, followed by the second quarter and finally the first quarter.

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

•	breakdowns or system failures resulting from the release of new features or functionality, which may cause unintended malfunctions of software or hardware;

•	human error by systems engineers, programmers, other internal staff, collocation or other vendor staff;

•	performance issues, such as low response time or bugs, that detract from the user experience;

•	increased complexity or more difficult navigation resulting from implementation of new features and functionality, that detract from the user experience;

•	disruption or failure in our colocation provider, which would make it difficult or impossible for students and teachers to log on to our websites;

•	damage from fire, flood, tornado, power loss or telecommunications failures;

•	infiltration by hackers or other unauthorized persons; and

•	any infection by or spread of computer viruses.

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

All of web platform servers and routers, including backup servers, are currently located in facilities in Dallas, Texas; Chicago, Illinois and London, England. As part of our disaster recovery arrangements, our Study Island customers’ data is replicated in a separate back-up facility near Chicago, Illinois. We have entered into a contract with a managed services company to provide both primary hosting and disaster recovery services for our U.K. operations. The transition to the new supplier will be completed by the end of the second quarter of 2012.

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

Our products are built from specific state standards for a particular grade level and subject in the K-12 market. With these standards continually changing and our release of new products, our product and content development teams may not be able to respond to changing market requirements on a timely basis. In addition, we are entering new markets, such as the postsecondary and international markets, which will place new demands on our product and content development teams. These are new, unproven markets for us, and if we are not able to generate sufficient new revenue to exceed the incremental costs associated with developing and delivering new products and entering new markets, our results of operations may be materially and adversely affected. Furthermore, we may be unable to develop and offer additional products and services on commercially reasonable terms and in a timely manner, if at all, or maintain the quality and consistency necessary to keep pace with changes in market requirements and respond to competitive pressures. A failure to do any of these things may result in a material decline in our revenue and may prevent us from maintaining profitability.

We may not realize the expected benefits of acquisitions because of integration difficulties and other challenges. In addition, if we acquire or invest in any other companies, services or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and materially adversely affect our results of operations.

The success of the acquisitions, including EducationCity and Alloy Multimedia, will depend, in part, on our ability to integrate those operations with our existing business. The integration process may be complex, costly and time-consuming. We may not accomplish the integration of these businesses smoothly, successfully or within the anticipated cost range or timeframe. The diversion of our management’s attention from our pre-existing operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely affect our business.

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

The continued development of our brand identity is important to our business, and expanding brand awareness is critical to attracting and retaining our customers. Although our Study Island brand has existed since

2000 and EducationCity has existed since 1999, our Northstar Learning, and Archipelago Learning brands are newer, having launched in 2009. Two brands we acquired in 2011, ESL ReadingSmart and ReadingMate, were launched in 2002. Our existing and potential customers may not be aware of the relationship of our brands with one and another, particularly Archipelago Learning serving as an umbrella for each of our products, ESL ReadingSmart serving as an ELL product, and Northstar Learning serving as a postsecondary education product line. Our newer brands are unproven and may not be successfully received by our customers. In addition, we have launched our products in a number of new states over the last several years and intend to launch our products in international markets in the future. In addition, we plan to launch our EducationCity U.K. products into additional grade levels in the future. As we continue to increase subscriptions and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brand. We cannot provide assurances that our sales and marketing efforts will be successful in further promoting our brand in a competitive and cost-effective manner. If we are unable to maintain and enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially adversely affected.

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

If our products or services contain defects, errors or security vulnerabilities, our reputation could be harmed, which could result in significant costs to us and impair our ability to sell our products and services in the future. Because our products and services are complex and because we do not “pre-launch” any of our products or upgrades to any third parties prior to the official launch, they may contain undetected errors or defects, known as “bugs”. Bugs can be detected at any point in time, but are more common when a new product or service is introduced or when new versions are released. We expect that, despite our testing, errors will be found in the future. If an error occurs, our product and service offerings may be disrupted, causing delays or interruptions. Significant errors, delays or disruptions could lead to:

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

We need to anticipate, develop and introduce new products, services and applications on a timely and cost effective basis that keeps pace with technological developments and changing customer needs. In late August 2011, we released Version 5 of our Study Island platform, with features including seamless interfacing on mobile devices, new games, interactive flash animations, and enhanced lessons. If we fail to continue to develop or sell products and services cost effectively that respond to these or other technological developments and changing customer needs, we may lose market share and revenue and our business could materially suffer.

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

We own several domain names that include the terms Study Island, Archipelago Learning, EducationCity, ESL ReadingSmart, ReadingMate, and Northstar Learning, among others. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the web address that appears to the right of the “dot,” such as “com,” “net,” “gov” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business and reputation.

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

We are dependent on the services of Tim McEwen, our Chairman, Chief Executive Officer and President; Mark Dubrow, our Chief Financial Officer; Martijn Tel, our Chief Operating Officer; Bobby Babbrah, our Chief Technology Officer; Donna Regenbaum, our Executive Vice President of Strategy, Product and Marketing, our other vice presidents and senior editors, and other members of our senior management team. Other than non-compete provisions of limited duration included in employment agreements that we have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

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

We launched our Study Island products in Canada in 2009, and we also completed the acquisition of EducationCity in June 2010, whose products are used in approximately 9,100 schools in the United Kingdom. In September 2010, we entered into an exclusive royalty agreement with a third party to expand our EducationCity products into China. We also intend to continue to expand into other international markets. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

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

As of December 31, 2011, Archipelago Learning, LLC had an outstanding term loan in an aggregate principal amount equal to $74.9 million and no revolving credit loans outstanding under its revolving credit facility which expires in November 2013. The agreements governing this credit facility contain various covenants that limit our ability to, among other things:

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

Our current Credit Facility expires in November 2013. Additional financing may not be available to us at that time, or if it is available, it may not be available on acceptable terms. Our inability to obtain the necessary financing on acceptable terms may prevent us from developing new products effectively, maintaining and improving our current products and network, and completing advantageous acquisitions. Our inability to obtain the necessary financing could seriously harm our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

There are risks and uncertainties associated with our proposed Merger with Plato Learning, Inc.

On March 3, 2012, we entered into the Merger Agreement with Plato. There are a number of risks and uncertainties relating to the Merger. The Merger may not be consummated at all or may not be consummated in the timeframe or manner currently anticipated, as a result of a variety of factors, including but not limited to the failure to satisfy one or more of the closing conditions set forth in the Merger Agreement or Plato’s failure to obtain sufficient financing to complete the Merger. There can be no assurance that the requisite stockholder or regulatory approvals required by the Merger Agreement will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger Agreement. In addition, lawsuits may be filed against us and our directors in connection with the Merger that, among other things, seek to enjoin the consummation of the Merger. If the plaintiffs in any such potential lawsuit are successful in obtaining injunctive or other relief restraining, enjoining or otherwise prohibiting the consummation of the Merger, such injunctive or other relief could prevent the Merger from being consummated.

For example, as discussed in Part I, Item 3 – Legal Proceedings of this annual report, on March 7, 2012, the Company, Plato, Merger Sub and members of our board of directors were named as defendants in a class action lawsuit (the “Shareholder Lawsuit”) relating to our proposed Merger with Plato. The Shareholder Lawsuit challenges our proposed Merger with Plato and seeks, among other things, to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses in connection with the Shareholder Lawsuit, including reasonable attorneys’ and experts’ fees and expenses. Although the Company believes that the Shareholder Lawsuit is without merit, it could be time consuming, expensive and divert the attention of management away from the operation of the business. If the plaintiffs in the Shareholder Lawsuit are successful in obtaining injunctive or other relief restraining, enjoining or otherwise prohibiting the consummation of the Merger, such injunctive or other relief could prevent the Merger from being consummated. In addition, the other parties to the Shareholder Lawsuit may make demands against us for indemnification against losses arising from such lawsuit. The Company has also become aware of at least one additional potential shareholder lawsuit related to the proposed Merger. Because the Shareholder Lawsuit was only recently filed, the likely outcome cannot be predicted, and we have not determined the probability or extent of the resulting damages, if any.

If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares pursuant to the Merger Agreement, and the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated. In addition, if the Merger is not completed, we expect that our management will operate our business in a manner similar to that in which it is being operated today and that our stockholders will continue to be subject to the same risks and opportunities to which they currently are subject, including, among other things, the nature of the industry on which our business largely depends, and general industry, economic, regulatory and market conditions. Any delay in closing or failure to close the Merger could have an adverse effect on our operating results and business generally, our business relationships, including with our customers and employees, and our ability to pursue alternative strategic transactions or implement alternative business plans. If the Merger Agreement is not adopted by our stockholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Our stock price may fluctuate significantly, and you may not be able to resell your shares at or above the current market price.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	a delay in consummating, or a failure to consummate, the Merger with Plato;

•	regulatory or political developments;

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and results of operations;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	investor perceptions of us and the educational industry;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	litigation and governmental investigations; and

•	changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. In March 2012, a Shareholder Lawsuit was filed against the Company, Plato, Merger Sub and members of our Board of Directors related to the Merger Agreement with Plato. We could incur substantial costs defending the lawsuit, and any additional stockholder lawsuits that could potentially be filed against us in the future. Such lawsuits could also divert the time and attention of our management from our business.

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

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of December 31, 2011, we had 26,340,135 shares of common stock outstanding, including shares of restricted common stock. Holders of 621,204 shares are party to lockup agreements related to the acquisition of EducationCity. After these lock-up agreements have expired and holding periods have elapsed, 621,204 of additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of December 31, 2011, our principal stockholders, directors and executive officers and entities affiliated with them owned approximately 50.4% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder,” and we will be able to enter into transactions with our principal stockholders. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may materially adversely affect the market price of our common stock.

As a result of being a public company, we are obligated to maintain proper and effective internal control over financial reporting and are subject to other requirements that are burdensome and costly. We may not timely complete our analysis of our internal control over financial reporting, or these internal controls may not be determined to be effective, which could adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required to file with the Securities and Exchange Commission, or SEC, annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of NASDAQ, and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NASDAQ rules;

•	maintain the roles and duties of our board of directors and committees of the board;

•	maintain a comprehensive financial reporting and disclosure compliance functions;

•	maintain an accounting and financial reporting department, including personnel with expertise in accounting and reporting for a public company;

•	maintain closing procedures at the end of our accounting periods;

•	maintain or outsource an internal audit function;

•	maintain investor relations function;

•	maintain new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These requirements entail a significant commitment of resources. We may not be successful in maintaining these requirements and the maintenance of these requirements could adversely affect our business or results of operations. In addition, if we fail to maintain the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located at 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204. Our material properties are listed below:

Location	Type	Lease Expiration	Square Footage
Dallas, Texas	Headquarters	2020	37,218
Dallas, Texas	Former headquarters	2012	18,508
Naperville, Illinois	EducationCity U.S.	2012	13,226
Rutland, U.K.	EducationCity U.K.	2014	9,000
Houston, Texas	ESL ReadingSmart office	2012	340
Dallas, Texas	Hosting colocation facility	2014	504
Chicago, Illinois	Hosting colocation facility	2012	225

Item 3.	Legal Proceedings

In connection with our proposed Merger with Plato, on March 7, 2012, the Company, Plato, Merger Sub and members of our board of directors were named as defendants in a class action lawsuit (the “Shareholder Lawsuit”) filed in the County Court at Law Number 3 in Dallas County, Texas on behalf of our public shareholders. The Shareholder Lawsuit alleges: (i) breaches of fiduciary duties by members of our board of directors in connection with the proposed Merger, (ii) a claim for aiding and abetting the breach of fiduciary duty against all defendants, (iii) that the proposed Merger is inadequate, unfair and unreasonable, and (iv) that the Merger Agreement unfairly deters competitive offers. The Shareholder Lawsuit seeks to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses in connection with the Shareholder Lawsuit, including reasonable attorneys’ and experts’ fees and expenses. The Company has also become aware of at least one additional potential shareholder lawsuit related to the proposed Merger. The Company believes that the Shareholder Lawsuit and any potential similar lawsuits are without merit and intends to assert appropriate defenses.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our 2012 Proxy Statement or amendment to this Form 10-K will include information relating to the compensation plans under which our equity securities are authorized for issuance, under the heading, “Equity Compensation Plan Information”, and we incorporate such information herein by reference. Please refer to Note 14, Stock-Based Compensation, in the notes to the Consolidated Financial Statements included in this Annual Report, for additional information relating to our compensation plans under which our equity securities are authorized for issuance.

Market for Our Common Stock

We completed our initial public offering (“IPO”) on November 25, 2009, and our common stock began trading on the NASDAQ Global Market on November 20, 2009, under the symbol “ARCL”. The closing price of our common stock on March 5, 2012 was $11.09. The following table sets forth the high and low sales prices of our common stock for the years ended December 31, 2011 and 2010, as reported by NASDAQ:

	High	Low
Year-ended December 31, 2011:
Fourth quarter	$10.86	$8.06
Third quarter	10.60	8.03
Second quarter	10.61	8.20
First quarter	11.89	8.09
Year-ended December 31, 2010:
Fourth quarter	$12.95	$8.18
Third quarter	12.35	9.37
Second quarter	16.27	11.27
First quarter	21.22	13.77

Holders

As of March 8, 2012, there were 26 direct holders of record of our common stock. Including holders in broker accounts under street names, we estimate our stockholder base to be approximately 850 as of March 8, 2012.

Dividends

We have not paid dividends on our capital stock during our fiscal years ending December 31, 2011 and 2010. We do not anticipate paying any dividends on our capital stock for the foreseeable future. Our ability to pay dividends on our common stock is restricted by the terms of our credit facility and may be further restricted by any future indebtedness we incur. Our business is conducted through our subsidiaries. Dividends from, and cash generated by our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and a group of our peers for the period beginning on November 20, 2009 (the date our common stock commenced trading on NASDAQ) through December 31, 2011, assuming an initial investment of $100, with reinvestment of dividends.

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

The following selected consolidated financial data has been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements and related notes in Item 15 of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

During 2009, we completed our Corporate Reorganization and IPO, resulting in a new equity structure and an inflow of cash and cash equivalents of $46.1 million. See Note 1 in our consolidated financial statements for further information on the Corporate Reorganization and IPO. We also completed the sale of our TeacherWeb business and classified it as a discontinued operation in our consolidated statements of income and cash flows. See Note 6 in our consolidated financial statements for further information on the sale of TeacherWeb.

On June 9, 2010, we acquired EducationCity, which provides online Pre-K-6 instructional content and assessments for reading, math and science. The data below includes the results of EducationCity as of June 9, 2010. See Note 3 in our consolidated financial statements for further information on the acquisition of EducationCity.

On June 24, 2011, we acquired Alloy, which publishes ESL ReadingSmart and ReadingMate, online standards-based programs for English language learners targeted toward grades 4-12. The data below includes the results of Alloy since the date of acquisition. See Note 3 in our consolidated financial statements for further information on the acquisition of Alloy.

On October 4, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with Bulldog Super Holdco, Inc., a Delaware corporation, which became the ultimate parent company of Blackboard, Inc. Pursuant to the Agreement, we sold our investment in Edline for a total of approximately $12.2 million and received a dividend of approximately $0.6 million in connection with the sale. In addition, we received approximately $2.1 million for a notes receivable from Edline. As a result of this transaction, we recorded a gain of $6.4 million before tax.

	2011	2010	2009	2008	2007
		(In thousands, except per share data)
Consolidated Statements of Income:
Revenue	$73,265	$58,650	$42,768	$31,415	$18,250
Gross profit	66,713	53,610	39,694	29,524	17,500
Income from continuing operations	13,779	8,937	12,630	8,230	3,615
Net income from continuing operations	11,945	3,452	6,374	1,114	2,924
Earnings per share from continuing operations:
Basic and diluted	$0.45	$0.13	$0.31	$0.06	$0.15
Consolidated Balance Sheet Data:
Deferred revenue	$64,291	$59,045	$36,443	$26,922	$16,931
Cash and cash equivalents	64,628	32,398	58,248	13,144	11,060
Total assets	286,344	266,962	192,535	142,025	127,591
Long-term debt, net of current	74,063	74,913	60,876	68,600	69,300
Total liabilities	164,155	159,645	109,525	101,551	89,244
Total equity	122,189	107,317	83,010	40,474	38,347

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our consolidated financial statements and the related notes in Item 15 of this report.

Overview

Archipelago Learning is a leading subscription-based, SaaS provider of education products. We provide standards-based instruction, practice, assessments and productivity tools that support educator’s efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms. As of December 31, 2011, our products were utilized by over 14.6 million students in approximately 39,100 schools in all 50 states, Washington D.C., Canada, and the United Kingdom.

We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science and have grown from serving 57 schools in 2001 with Study Island to approximately 39,100 schools as of December 31, 2011 with our five product lines, Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart.

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

In August 2010 and November 2011, we began selling Reading Eggs and Reading Eggspress, respectively, online products focused on teaching young children to read. Reading Eggs and Reading Eggspress are sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. Beginning in 2011, we are required to pay a minimum royality each year of the agreement. During 2011, we paid royalties based on actual sales which exceeded the agreed minimum royalties per the distribution agreement. Per the agreement, we receive credit against future minimum royalties when actual sales exceed minimum amounts.

In June 2011, through the acquisition of Alloy, publisher of ESL ReadingSmart and ReadingMate, we entered into the English language learners market. ESL ReadingSmart is an online, standards-based program for English language learners targeted toward grades 4 to 12. ESL ReadingSmart offers individualized, content-based instruction to develop English language proficiency with emphasis on literacy and academic language development for newcomers, beginners, intermediate, early advanced, and advanced English learners. For native English speakers, ReadingMate is a supplemental reading intervention program that prepares students to read at grade level and develop necessary reading skills.

Effective September 1, 2011, as a result of the financial and operational integration of Educationcity Inc. into Study Island, we now have two operating segments: the U.S. Market (including Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines) and the U.K. Market (Educationcity Limited). We aggregate the two operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability. See Note 16 in our consolidated financial statements for further information on segments and geographic area disclosures.

Subscriptions to our Study Island and EducationCity products generate the vast majority of our revenue. Our products are sold as subscriptions through purchase orders or other evidence of an arrangement. The average subscription period for our products is 16 months, and we occasionally sell multi-year subscriptions. We rely significantly on our ability to secure renewals for subscriptions to our products as well as sales to new customers. We generally contact schools several months in advance of the expiration of their subscription, to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school, and if a school subsequently purchases a subscription after this renewal period, we consider it to be a new subscription.

2011 and 2012 Events

During 2011, with the acquisition of Alloy Multimedia, we added two new products: ESL ReadingSmart and ReadingMate, providing a way for teachers to individualize instruction for both non-native and native English speakers in reading and English language arts for students in grades 4-12.

In late August, in conjunction with the start of the 2011-2012 school year, we released Version 5 of our Study Island platform. Features included in the roll-out were: seamless interfacing on mobile devices, new games, interactive flash animations, and enhanced lessons.

On November 1, 2011, we launched Reading Eggspress, the latest reading and comprehension program from Blake Publishing for grades 2 to 6.

On March 3, 2012, we entered into a Merger Agreement with Plato. Upon the terms and subject to the conditions set forth in the Merger Agreement, we will become a wholly owned subsidiary of Plato and, upon the Merger becoming effective, each share of Archipelago common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $11.10 in cash, without interest.

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

The original NCLB legislation required all U.S. students to be performing at grade proficiency levels in reading, language arts and mathematics by the 2013-2014 school year in order to achieve adequate yearly progress (“AYP”). However, the U.S. Department of Education has estimated that about 80% of U.S. schools would miss this AYP milestone for the current 2011-2012 school year, which would result in punitive consequences to those schools. The ESEA legislation was initially scheduled for reauthorization in October 2008, but has been continually delayed. While many politicians believe that the nation’s primary education law needs to be revised, reauthorization legislation has been delayed with NCLB extended via a series of Congressional continual resolutions. Democratic and Republican differences on the Federal role in public education and the best strategies for meaningful educational reforms, coupled with other higher priority legislative objectives, has led to gridlock. While uncertainty continues to surround the substance and timing of ESEA reauthorization, we believe that higher standards, more rigorous assessments and accountability will remain key components of the revised legislation, whenever it occurs, with an increased focus on demonstrating student academic achievement growth, improving high school graduation rates and ensuring college and career readiness. Moreover, we expect that use of technology to innovate and scale best teaching and learning practices will be a key component of the final reauthorization legislation. In the meantime, the requirements for seeking NCLB waivers continue the focus on high standards, assessment and accountability as summarized below.

With no Congressional action pending to address ESEA reauthorization and the AYP issue, in 2011 the U.S. Secretary of Education, Arne Duncan, announced plans to grant waivers for parts of the NCLB law which would take effect in the 2011-2012 school year. The waivers provide a framework for relief of some of the more onerous restrictions of NCLB, including AYP milestones. To be granted waivers, states must perform the following tasks: (1) set performance targets based on whether students graduate from high school ready for college and career rather than having to meet NCLB’s 2014 deadline based on arbitrary targets for proficiency; (2) design locally tailored interventions to help students achieve instead of one-size-fits-all remedies prescribed at the federal level; (3) be free to emphasize student growth and progress using multiple measures rather than just test scores; and (4) have more flexibility in how they spend federal funds to benefit students. During 2011, 11 states applied for these waivers and 10 of those states were granted waivers. An additional 26 states and the District of Columbia submitted applications for waivers by the February 2012 deadline.

The U.S. Department of Education implemented its highly publicized RttT competition in 2010 whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. Eleven states and the District of Columbia were awarded $3.9 billion and received the monies between August 2010 and January 2011. In March 2011, an additional $500 million in funds were made available through another state competition focused on early education (Pre-K and Kindergarten), the RttT-Early Learning Challenge, with nine state winners receiving grants ranging from $50 million to $100 million. These investments will impact all early learning programs, including Head Start, public pre-K, childcare, and private preschools. Key reforms will include: aligning and raising standards for existing early learning and development programs; improving training and support for the early learning workforce through evidence-based practices; and building robust evaluation systems that promote effective practices and programs to help parents make informed decisions. Also in December 2011, the U.S. Department of Education announced that seven states will each receive a share of the $200 million in RttT Round 3 funds to advance targeted K-12 reforms aimed at improving student achievement. RTT3 focuses on supporting efforts to leverage comprehensive statewide reform, while also improving science, technology, engineering and mathematics education. The seven winning applications include commitments to enhance data systems, raise academic standards, improve principal and teacher support and evaluation systems and implement school interventions in underperforming schools.

A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics. As of December 31, 2011, 45 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards, although adoption of the standards does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. A study recently published by Poineer Institute, the American Principles Project, and the Pacific Research Institute of California estimated that it will cost nearly $16 billion for 45 states plus the District of Columbia to implement the Common Core Standards over a seven year period.

Our products are specifically built from the varying academic and assessment standards in all 50 states, which we believe differentiates them from the products offered by our competitors. However, given the uncertainty regarding the implementation of Common Core Standards, we have invested both in development of new Common Core products for the 45 adopting states and the District of Columbia as well as continued development of new products and enhancements for existing state standards.

The Federal budget makes up about 9% of K-12 school budgets and is an important source of funding for purchase of our programs, particularly in large, urban districts. In December 2011, Congress passed an omnibus spending bill for fiscal year 2012. Overall, the Department of Education was funded at $71.3 billion, which is slightly less than last year and $9.3 billion below the President’s request. We believe that passage of this budget will be a positive for K-12 education spending, as many districts and schools were fearful throughout the fall of 2011 that the Congressional “Super Committee” might not reach a budget agreement, which would trigger draconian automatic cuts in federal funding to K-12 education. This uncertainty had caused districts to be cautious in spending throughout the fall of 2011. However, the uncertainty is gone and the overall federal budget is more favorable than expected.

In February 2012, President Obama presented his proposed FY 2013 federal budget to Congress, which would take effect October 1, 2012. Under this proposal, the Department of Education would receive nearly $70 billion. The proposal may encounter strong opposition from Congress, but we believe this initial proposal is encouraging.

In addition, most of our U.S. customers are public schools and school districts that are dependent on the availability of public funds, with about 46% of total education expenditures coming from state funds and 45% coming from local funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 6% in the third quarter of 2011, representing the seventh consecutive quarter that states reported growth in collections on a year-over-year basis. Overall, state tax revenues are now above pre-recession levels, but still below peak levels. In the third quarter of 2011, total state revenues were 2% higher than during the same quarter of 2007, but still 1% lower than the third quarter of 2008. Preliminary figures for October and November 2011 indicate further but softening growth in state tax revenues. Local property tax revenues grew modestly in the third quarter, after three consecutive quarters of decline.

In addition, the Center on Education Policy reported in February 2012 that according to a recent survey, “state budget cuts for elementary and secondary education appear to have bottomed out in many states.” Several of the key findings were as follows: (1) Fewer states anticipated decreases in state funding for K-12 education for fiscal 2012 than had decreases in fiscal 2011 (eight states projected decreases versus 17 prior year); (2) Only three states anticipated cuts more than 5% for fiscal 2012 versus 11 prior year; and (3) 20 states anticipated funding increases for K-12 education in fiscal 2012 versus just 14 prior year, with the increases averaging 3%.

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

The U.K. market and industry trends are also of importance to our business due to our EducationCity product. While the global economic recession has impacted the United Kingdom, the government under British Prime Minister, David Cameron, has attempted to protect education, with the Department for Education budget rising from £35.4 billion to £39 billion over the next four years. This is the money that goes directly to schools. In addition, we believe that teachers will be given greater freedom from bureaucratic burdens to use their professional judgment to meet the needs of their pupils. As a result, we believe that head teachers will have increased flexibility over their budgets, including through simpler, fairer and more transparent funding streams. That said, a new research report by the respected think tank Institute for Fiscal Studies (“IFS”), suggests that U.K. public spending on all forms of education could face a 13% cut in real terms over the next four years between 2011 and 2015. While higher education institutions would be the hardest hit, those primary and secondary schools with students from affluent backgrounds would see drastic funding cuts although schools with more deprived students would have their funding protected due to the introduction of the pupil premium. However, many schools would still see an annual 1% spending cut.

Results of Operations

Comparison of 2011 and 2010

The table below summarizes our consolidated operating results for the years ended December 31 (dollars in thousands):

			Change
	2011	2010	Dollars	Percentage
Revenue	$73,265	$58,650	$14,615	24.9%
Cost of revenue	6,552	5,040	1,512	30.0%

Gross profit	66,713	53,610	13,103	24.4%
Operating expense:
Sales and marketing	22,786	20,447	2,339	11.4%
Content development	6,562	4,686	1,876	40.0%
General and administrative	23,586	19,540	4,046	20.7%

Total	52,934	44,673	8,261	18.5%

Income from operations	13,779	8,937	4,842	54.2%
Other income (expense):
Interest expense	(4,430)	(4,061)	(369)	(9.1)%
Interest income	256	572	(316)	(55.2)%
Foreign currency loss	(18)	(161)	143	88.8%
Derivative loss	—	(49)	49	100.0%
Gain on sale of investment	6,359	—	6,359	100.0%

Total	2,167	(3,699)	5,866	NM

Net income before tax	15,946	5,238	10,708	NM
Provision for income tax	4,001	1,786	2,215	NM

Net income	$11,945	$3,452	$8,493	NM

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

Our subscription purchases are generally evidenced by a purchase order or other evidence of an arrangement. We recognize an invoiced sale in the period in which the purchase order or other evidence of an arrangement is received and the invoice is issued, which may be at a different time than the commencement of the subscription. Revenue for invoiced sales is deferred and recognized ratably over the subscription term beginning on the commencement date of the applicable subscription. The average subscription period for our products is approximately 16 months, and we occasionally sell multi-year subscriptions.

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

Pricing for subscriptions is based on a variety of factors. Study Island, ReadingEggs, ESL ReadingSmart, and Northstar subscriptions are priced on a fixed price per class or a variable price per school based on the number of students per grade using the products. In addition, subscriptions are priced on a per subject matter basis with discounts given if all of the subjects for a given grade are purchased. Subscription prices also vary by state based on the number, complexity and comprehensiveness of the applicable standards. For EducationCity, schools and/or districts (local authorities) pay a fixed annual subscription fee for each subject.

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

Revenue for the year ended December 31, 2011 was $73.3 million, representing an increase of $14.6 million, or 24.9%, as compared to revenue of $58.7 million for the year ended December 31, 2010. Of this increase, $7.4 million was due to the inclusion of a full year of revenue from EducationCity as compared to seven months in 2010. In addition, $1.9 million of the increase was due to increased sales of Reading Eggs, which was introduced as a product in August 2010. The remaining increase in revenue during the period was due to Study Island’s product offerings in our more mature states leading to additional sales to existing customers, our increased focus on existing customers and renewal efforts, and our expanded sales force.

The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the years ended December 31 (dollars in thousands):

	2011	2010
Invoiced sales:
New customers	$15,815	$18,207
Existing customers	61,427	51,642
Other sales	1,722	1,536

Total	78,964	71,385
Royalties on invoiced sales	(706)	(153)
Change in deferred revenue (1)	(4,993)	(12,582)

Revenue	$73,265	$58,650

(1)	Changes in deferred revenue in 2011 and 2010 exclude the amount of deferred revenue assumed with the acquisition of EducationCity and Alloy and includes foreign exchange fluctuation impacts

Other metrics:
U.S. schools using our products	30,000	28,500
U.K. schools using our products	9,100	9,000
U.S. products available	2,291	2,269
U.K. products available	87	66

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

Due to purchase accounting for the acquisition of EducationCity and Alloy, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently for EducationCity, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $2.2 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. For Alloy, the deferred revenue balance at the date of acquisition was not materially reduced, and therefore, the purchase accounting adjustment did not materially impact revenue for the year ended December 31, 2011.

As of December 31, 2011, more than 30,000 schools used our U.S. products and nearly 9,100 schools used our U.K. products. A school is considered to be using our products if it has an active subscription for any or all of the products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription.

For the twelve months ended March 31, 2011, we had a renewal rate of 75%, which reflects the percentage of schools that subscribed for our products throughout those twelve months who were up for renewal and then subscribed for our products again in the next period, within six months of their subscription end date. The renewal rate for the twelve months ended March 31, 2011 has decreased compared to the prior year renewal rate of 77%, which was driven primarily by lower renewals for EducationCity U.S. in a period when we announced and closed the EducationCity U.S. sales office.

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

Cost of revenue for the year ended December 31, 2011 increased by $1.5 million, or 30.0%, to $6.6 million from $5.0 million for the year ended December 31, 2010. Of this increase, $0.7 million was due to the inclusion of a full year of costs of EducationCity, which primarily related to additional salaries and benefits costs. The remainder of the increase in cost of revenue was attributable to increased engineering salaries and related costs of $0.8 million, resulting from increased headcount and annual salary increases, along with $0.2 million in increased costs for our disaster recover site along with additional servers, $0.2 million of increased depreciation expense, and $0.1 million in increased recruiting fees related to the increased headcount and the hiring of the new Chief Technology Officer. These increases were offset by increases in internal salaries and related costs that were capitalized during 2011 relating to the development of the new Study Island technology platform, totaling $0.6 million.

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

Sales and marketing expense for the year ended December 31, 2011 increased by $2.3 million, or 11.4%, to $22.8 million from $20.4 million for the year ended December 31, 2010. Of this increase, $2.2 million was due to the inclusion of a full year of costs of EducationCity, including $1.0 million in additional salaries and benefits costs, $0.7 million in amortization expense on intangible assets, and $0.4 million in contract labor costs related to the EducationCity U.S. sales force. The remainder of the increase was attributable to increases in Study Island salaries and related costs of $0.5 million resulting from increased headcount, annual salary increases and bonus payments, which was offset by $0.5 million overall reductions in marketing costs as a result of the shift in our marketing strategy from direct mailing to more cost effective electronic marketing campaigns.

Content Development Expense.

Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions for our products, outsourced content writing costs, and amortization of our program content intangible assets.

Content development expense for the year ended December 31, 2011 increased by $1.9 million, or 40.0%, to $6.6 million from $4.7 million for the year ended December 31, 2010. Of this increase, $1.3 million was due to the inclusion of a full year of costs of EducationCity, including additional salaries and benefits costs of $0.6 million, contract labor costs for content writers of $0.5 million, and amortization expense on intangible assets of $0.1 million. The remainder of this increase was attributable to increases in salaries and related costs for Study Island of $0.4 million related to increased headcount and annual salary increases and a $0.1 million increase contract labor costs for content writing.

General and Administrative Expense.

Our general and administrative expense includes salaries and related expense for our executive, accounting, and other administrative employees, professional services, rent, insurance, travel and other corporate expense.

General and administrative expense for the year ended December 31, 2011 increased by $4.0 million, or 20.7%, to $23.6 million from $19.5 million for the year ended December 31, 2010. Of this increase, $2.1 million was due to the inclusion of a full year of costs of EducationCity, including $0.8 million in additional salaries and benefits costs, $0.4 million in office rent expense, $0.5 million in amortization expense on intangible assets, $0.1 million in telephone and internet charges, and $0.2 million in depreciation expense. The remainder of the increase was due to a $1.6 million increase in salary expense for Study Island due to increased headcount and annual salary increases, a $0.9 million increase in severance expense and accelerated stock-based compensation expense (see Note 14) as a result of the retirement of our former chief financial officer, $0.9 million in costs incurred in 2011 in conjunction with the closing of the EducationCity U.S. sales office in Naperville, Illinois (see Note 18), $0.1 million increased stock based compensation expense associated with additional 2011 grants of stock options and restricted stock, a $0.3 million increase in contract labor costs related to special project work, $0.4 million increased insurance expense due to the new directors and officers insurance that went into effect during the year ended December 31, 2011, and $0.2 million in increased computer software expenses. The increases were offset in part by a reduction in acquisition costs of $1.9 million related to the $3.4 million in transaction costs from the EducationCity acquisition in June 2010 compared to $0.5 million in transaction costs from the acquisition of Alloy in June 2011 and $0.9 million in legal and professional fees incurred related to exploring strategic alternatives during 2011, which resulted in the Merger Agreement with Plato entered into on March 3, 2012. In addition there was a decrease of $1.0 million in costs related to the move to our new headquarters in 2010.

Other Income (Expense).

Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan and $10.0 million supplemental revolving credit facility entered into in June 2010, and amortization of debt financing costs. We had no amounts outstanding under the revolving credit facility as of December 31, 2011 and 2010. We borrowed $10.0 million under our revolving credit facility on June 9, 2010, in connection with our acquisition of EducationCity, and we subsequently repaid it during the quarter ended September 30, 2010. The amounts borrowed under our term loan bear interest at rates based upon LIBOR, plus an applicable margin. Interest expense increased $0.4 million during the period due to the additional $15.0 million supplemental term loan drawn down related to the acquisition of EducationCity in June 2010 and increases in the LIBOR rate during 2011.

Interest income includes income on our cash and cash equivalent investments and from our note receivable from Edline, which was collected in full in October 2011.

Derivative loss for the year ended December 31, 2010 includes changes in the fair value and realized interest income and expense on our interest rate swap, which was required by the terms of our credit facility and was part of our overall risk management strategy. We entered into the swap arrangement in December 2007 with an initial notional amount of $45.5 million. The notional amount of the interest rate swap decreased $30.5 million at the December 21, 2010 termination date. We swapped a floating rate payment based on the three-month

LIBOR for a fixed rate of 4.035% in order to minimize the variability in expected future cash flow due to interest rate movements on our LIBOR-based variable rate debt. We did not designate our interest rate swap as a cash flow hedge. We did not hold any derivative positions during the year ended December 31, 2011.

The foreign currency loss was primarily related to intercompany transactions between EducationCity in the United States and the United Kingdom and U.S. dollar cash accounts held at EducationCity U.K.

Other income (expense) totaled $2.2 million of net other income for the year ended December 31, 2011, which was an increase of $5.9 million, compared to net other expense of $3.7 million for the year ended December 31, 2010. This increase is related to the sale of our investment in Edline (Note 7) during October 2011 resulting in the recognition of a gain of $6.4 million. In this transaction, Archipelago Learning, LLC sold 656,882 shares of Series A Preferred Stock in Edline for a total of approximately $12.2 million. In addition, we received approximately $2.1 million for a notes receivable and a dividend of approximately $0.6 million in connection with the sale of Edline. The Edline sale represents our entire investment in Edline.

Provision for Income Tax.

Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate from continuing operations of 25.1% and 34.1% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate for the year ended December 31, 2011 decreased due to a tax benefit related to the decrease in the statutory tax rate in the United Kingdom, the impact of an international tax planning strategy reflected in 2011, and a substantially higher tax basis on the sale of Edline which resulted in a low effective tax rate on the Edline gain.

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

Revenue.

Revenue for the year ended December 31, 2010 was $58.7 million, representing an increase of $15.9 million, or 37.1%, as compared to revenue of $42.8 million for the year ended December 31, 2009. Of this increase, $5.1 million was due to the acquisition of EducationCity. In addition, subscription and training revenue is recognized over the term of the subscription, which averaged 15 months. Consequently, our revenue in any period is impacted by invoiced sales from subscriptions purchased or renewed during the current and prior periods.

We increased our standard pricing for Study Island products in January 2010. We do not believe, however, that this pricing increase is meaningful to changes in our revenue. Our pricing structure is complex, using a set of standard prices, but offering discretionary discounts of different amounts for a wide range of circumstances with our clients. Additionally, considering that we recognize revenue from customer subscriptions ratably over the subscription periods (which averaged 15 months), price increases have a delayed impact on revenue within a single period presented in our financial statements.

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

Cost of Revenue.

Cost of revenue for the year ended December 31, 2010 increased by $2.0 million, or 64.0%, to $5.0 million from $3.1 million for the year ended December 31, 2009. Of this increase, $0.9 million was due to the acquisition of EducationCity. The remainder of the increase in cost of revenue was primarily attributable to increased engineering salaries and related costs of $0.7 million, resulting from increased headcount and annual salary increases, along with $0.4 million in increased costs for our disaster recover site along with additional servers.

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

General and Administrative Expense.

General and administrative expense for the year ended December 31, 2010 increased by $10.3 million, or 111.4%, to $19.5 million from $9.2 million for the year ended December 31, 2009. Of this increase, $2.4 million of this increase was due to EducationCity’s general and administrative costs subsequent to our acquisition. The remainder of this increase was primarily attributable to $3.4 million in transaction costs related to the acquisition of EducationCity, $1.0 million expenses related to the move of our corporate headquarters, $0.6 million increases in salaries and related costs, primarily due to increased stock-based compensation expense from equity awards granted at our initial public offering and during 2010, and a $2.0 million increase in audit, accounting and legal fees related to the requirements of being a public company.

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

Provision for Income Tax.

Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. Prior to the Corporate Reorganization transaction where stockholders of Archipelago Learning Holdings, LLC exchanged their shares for stock in Archipelago Learning, Inc., we were treated as a partnership and were not a taxpaying entity for federal income tax purposes. As a result, our income was taxed to our members in their individual federal income tax returns. Upon the Corporate Reorganization, we became taxed as a corporation. Upon our acquisition of EducationCity, we became a taxpayer in the United Kingdom for the taxable income of Educationcity Limited. We recognized tax expense using an effective rate from continuing operations of 34.1% and 32.7% for the years ended December 31, 2010 and 2009, respectively. The increase in effective tax rate is primarily due to increased permanent differences representing non-deductible costs related to the acquisition of EducationCity.

Liquidity and Capital Resources

Our primary cash requirements include the payment of our operating expenses, interest and principal payments on our debt, acquisition related costs and capital expenditures. We do not anticipate paying any dividends on our capital stock for the foreseeable future. We may also incur unexpected costs and operating expenses related to any unforeseen disruptions to our servers, the loss of key personnel or changes in the credit markets and interest rates, which could increase our immediate cash requirements or otherwise impact our liquidity.

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

Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. At December 31, 2011, we had cash and cash equivalents of $64.6 million and $20.0 million of availability under our revolving credit facility. Our total indebtedness was $74.9 million at December 31, 2011, including our additional term loan of $15.0 million borrowed in connection with the acquisition of EducationCity and our amended credit agreement. We believe that our consistent cash flows and our $20.0 million availability under our revolving credit facility combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Cash Flows

Our net consolidated cash flows consist of the following, for the years ended December 31 (in thousands):

	2011	2010	2009
Provided by (used in):
Operating activities	$25,765	$24,303	$21,627
Investing activities	9,793	(60,078)	(3,125)
Financing activities	(3,274)	9,575	26,602

Cash Flows from Operating Activities

Net cash provided by operating activities was $25.8 million for the year ended December 31, 2011, compared to $24.3 million during the year ended December 31, 2010. This $1.5 million increase was primarily due to increased cash generated from our invoiced sales which was partially offset by increased operating costs, as discussed in the income statement analysis above.

Net cash provided by operating activities was $24.3 million for the year ended December 31, 2010, compared to $21.6 million during the year ended December 31, 2009. This $2.7 million increase was primarily due to increased cash generated from our invoiced sales which was partially offset by payments for transaction costs related to the acquisition of EducationCity of $3.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities of $9.8 million for the year ended December 31, 2011 included $12.8 million in proceeds from the sale of our investment in Edline, $2.1 million received for the paydown of the note receivable from Edline, and $0.7 million for the receipt of the remaining proceeds from escrow for the sale of TeacherWeb, offset by $2.0 million for the purchase of Alloy, $3.3 million for the purchase of property and equipment, and $0.5 million for the purchase of a perpetual license for science content.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 was $3.3 million, primarily related to the final payment on a note related to the acquisition of EducationCity for $2.5 million and $0.9 million in principal payments on our term loan.

Net cash provided by financing activities in the year ended December 31, 2010 was $9.6 million, including $15.0 million of additional term loan and $10.0 million drawn on our revolver, less $0.8 million paid in additional financing costs, to finance the acquisition of EducationCity, $2.5 million toward a note payable to a related party, $1.5 million for the payment of offering costs accrued at December 31, 2009 and $0.8 million in principal payments on our term loan. The $10.0 million revolver was repaid during the quarter ended September 30, 2010.

Net cash provided by financing activities in the year ended December 31, 2009 was $26.6 million, including $45.4 million net cash received in our IPO, offset by $11.1 million of net distributions to our members and $7.7 million in principal payments on our term loan, including a payment of $6.5 million paid in connection with the sale of TeacherWeb.

Credit Facility

Our wholly-owned subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (“the Borrower”) is the borrower under a credit facility with General Electric Capital Corporation, as agent, composed of a term loan, of which, $74.9 was outstanding as of December 31, 2011, and a $10.0 million revolving credit facility, of which no amounts were outstanding as of December 31, 2011. Our wholly owned subsidiary, AL Midco, LLC (“AL Midco”), is the guarantor under such credit facility. The term loan bears interest rates based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of December 31, 2011 and 2010, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. If amounts are borrowed against the revolving credit facility in the future, those amounts would bear interest based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of December 31, 2011) determined based on the Borrower’s leverage ratio. The credit facility also provides for a letter of credit sublimit of $2.0 million.

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

The Credit Agreement requires the Borrower to maintain certain financial ratios, including a leverage ratio (based on the ratio of consolidated indebtedness, net of cash and cash equivalents subject to control agreements, to Consolidated EBITDA, defined in the Credit Agreement as consolidated net income adjusted by adding back interest expense, taxes, depreciation, amortization and certain other non-recurring or otherwise permitted fees and charges), an interest coverage ratio (based on the ratio of Consolidated EBITDA to consolidated interest expense, as defined in the Credit Agreement) and a fixed charge coverage ratio (based on the ratio of Consolidated EBITDA to consolidated fixed charges, as defined in the Credit Agreement). Based on the formulations set forth in the Credit Agreement, as of December 31, 2011, the Borrower was required to maintain a maximum leverage ratio of 2.00 to 1.00, a minimum interest coverage ratio of 2.75 to 1.00 and a minimum fixed charge coverage ratio of 1.70 to 1.00. As of December 31, 2011, the Borrower’s leverage ratio was 1.04 to 1.00, its interest coverage ratio was 8.42 to 1.00 and its fixed charge coverage ratio was 3.07 to 1.00.

The Credit Agreement also contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement, and which was not triggered by our initial public offering. As of December 31, 2011 the Borrower was in compliance with all covenants.

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

As of December 31, 2011, $74.9 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. As of December 31, 2010, $75.8 million of borrowings were outstanding under the term loan and no amounts were outstanding under the revolving credit facility. For the years ended December 31, 2011 and 2010, the weighted average interest rate under the term loan was 5.00% and 4.71%, respectively, before giving effect to the Borrower’s interest rate swap in 2010. The rate on the interest rate swap was the difference between the Borrower’s fixed rate of 4.035% and the floating rate of three-month LIBOR.

Pursuant to the Merger Agreement with Plato, this credit facility is expected to be terminated and outstanding borrowings thereunder to be repaid upon closing of the Merger.

Contractual Obligations

As of December 31, 2011, our contractual obligations and other commitments were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$74,913	$850	$74,063	$—	$—
Operating lease obligations	8,668	1,085	2,199	1,861	3,523
Colocation contracts	1,152	516	636	—	—
Unconditional purchase obligations	783	777	6	—	—

Total contractual obligations	$85,516	$3,228	$76,904	$1,861	$3,523

(1)	Interest payments based on variable interest rates on our long-term debt obligations are excluded from our contractual obligations.

Amounts included as other long-term liabilities on our consolidated balance sheet as of December 31, 2011 and 2010 of $0.4 million and $0.3 million, respectively, related to an uncertain tax position, including penalties and interest, are not included in the table above, as the timing of future payments of these amounts is uncertain.

We have a distribution agreement with Blake Publishing for Reading Eggs, which includes a minimum royalty payment requirement to keep the contract in effect, which is not included in the table above. The aggregate minimum requirement over the next ten years under the contract totals $13.4 million.

Additionally, in connection with the Alloy acquisition (Note 3), we are obligated to make contingent payments of up to $1.0 million based upon the achievement of certain sales objectives for products acquired from Alloy.

As a result of the Merger Agreement with Plato, our credit facility is expected to terminate and outstanding borrowings thereunder to be repaid upon the closing of the Merger.

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

Revenue Recognition

We generate revenue from customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees, for onsite or online training sessions that are primarily provided to new customers; and individual buys, which are individual purchases for access to our products. Customer subscriptions provide the vast majority of our revenue.

Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable. Our arrangements do not contain general rights of return.

Our subscription fees are typically billed prior to the commencement of the subscription term. We defer the total amount of the sale of subscriptions and support as unearned revenue when the customer is invoiced and recognize the revenue on a straight-line basis over the subscription period, beginning on the commencement date of each subscription. The average subscription term is 16 months for our products. We occasionally sell multi-year subscriptions. Additionally, promotional incentives, such as complimentary months of service, are offered periodically to new customers, resulting in a subscription term longer than one year. All of our subscriptions are sold on a non-cancelable basis. As a result, substantially all of the revenue that we recognize in any period represents deferred revenue from subscriptions purchased or renewed during current and previous periods. From time to time, we may enhance or upgrade our products. Because we provide our products on a single web-based platform, all of our customers generally benefit from new features and functionality released during the subscription term at no additional cost.

Training sessions are offered to our customers in conjunction with the subscriptions to train the customers on implementing, using, and administering our programs. Training revenue is recognized ratably over the subscription term for the related subscription. In cases where the underlying subscription is greater than one year, the related training revenue is deferred and recognized over a 12 month period due to the fact that the vast majority of training is completed in the first year of the subscription. Customer support is provided to customers following the sale at no additional charge and at a minimal personnel cost per call.

In August 2010, we began selling Reading Eggs, an online product focusing on teaching young children to read. In November 2011, we launched Reading Eggspress, a reading and comprehension program for 2nd through 6th grades, which is also published by Blake Publishing. These products are both sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. Revenue related to the sale by us of these products is recognized on a net basis (net of the related royalty owed to Blake Publishing), and the related revenue is recognized upfront at the time of the sale, rather than deferring over the related subscription period.

Business Combinations

We account for business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships, content and trade names, and the period over which these assets are amortized.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is assessed for impairment at the reporting unit level at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

The goodwill impairment test involves a two-step test. The first step of the impairment test requires the identification of reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and we must complete the second step of the impairment test. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including internally developed intangible assets with a zero carrying value, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference. We perform our impairment tests in the fourth quarter of each year.

As a result of the acquisition of EducationCity in June 2010, we had three operating segments, Study Island (including the Study Island, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines), Educationcity Limited (a United Kingdom company), and Educationcity Inc. (an Illinois company). Effective September 1, 2011, as a result of the financial and operational integration of Educationcity Inc. into

Study Island, we now have two operating segments and reporting units: the U.S. Market (including Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines) and the U.K. Market (Educationcity Limited). We aggregate the operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability.

During 2011, we changed the date of our annual goodwill impairment test from December 31 to October 1. The change in goodwill impairment test date is preferable as it aligns the timing of the annual goodwill impairment test with the completion of our planning and budgeting process, which will allow us to utilize the updated business plans that result from the budget process in the discounted cash flow analyses that we use to estimate the fair value of our reporting units and do so on a more timely basis. The change in accounting principle does not delay, accelerate or avoid an impairment charge. We determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2011 without the use of hindsight. As such, we have prospectively applied the change in annual goodwill impairment testing date from October 1, 2011.

At October 1, 2011, the fair value of goodwill in the both the U.S. Market and U.K. Market reporting units substantially exceeded the carrying value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Had the estimated fair value of the U.S. Market and U.K. Market reporting units been hypothetically lower by 10% as of October 1, 2011, the fair value of goodwill would have still significantly exceeded the carrying value.

The fair values of our reporting units performed for our testing in 2011, 2010 and 2009 relied on estimates including the following factors:

•

Data from actual open marketplace transactions. We may utilize data from transactions of businesses in the same or similar lines of business, if available, where those transactions may involve assets or equity, to assist management in evaluating goodwill impairment.

•

Data from comparable companies. The guideline public company method is an application of the market approach whereby market multiples are derived from market prices of stocks of companies that are engaged in the same or similar lines of business, and are actively traded in a free and open market. Our actual results could differ from those of the peer companies under this approach.

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

•

Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. For our impairment testing in the fourth quarter of 2011, we utilized a weighted-average cost of capital which was developed using a combination of a risk free rate, an equity premium, and a risk factor. For the risk free rate, we utilized the 20-year U.S. government bond rate. The equity premium was developed based on a study of historical security market returns, adjusted for the size of our reporting entities. The risk factor was based on our product lines, potential changes in market demand, current market conditions and other potentially relevant factors. Given the current volatile general economic conditions, it is possible that the discount rate will fluctuate in the near term.

No impairment loss was identified during the impairment testing performed in 2011, 2010 or 2009. Based upon the results of our impairment testing and events that have occurred subsequently, we do not believe either of our reporting units to be at risk of failing step one of impairment testing for the foreseeable future.

Indefinite-lived intangible assets are tested for impairment at least annually at the same time as the goodwill impairment testing by comparing the fair value of the intangible asset to its book value. No impairment has been identified in our indefinite-lived intangible assets in 2011, 2010 or 2009.

Amortizable intangible assets and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows to be generated by such assets is made. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. No impairment loss has been identified in our intangible or long-lived assets in 2011, 2010 or 2009.

Stock-Based Compensation Expense

Prior to the Corporate Reorganization, Archipelago Learning Holdings, LLC issued Class B and Class C shares to employees as part of their compensation. Each Class B share vested 20% on each anniversary, subject to continued employment or service. The Class C shares were subject to performance hurdles, pursuant to which holders of Class C shares were entitled to distributions only after holders of Class A and Class A-2 shares receive certain multiples of cash-based returns on their respective Class A and Class A-2 shares, subject to such Class C stockholders’ continued employment or service.

At the Corporate Reorganization, the Class B and Class C shares were exchanged for shares of common stock and restricted common stock in Archipelago Learning, Inc. The number of common shares was determined using a calculation of the liquidation value, as defined in the Archipelago Learning Holdings, LLC agreement, of the Class B and Class C shares on the date of the Corporate Reorganization and the initial public offering price of the common stock. Holders of Class B shares received common stock for their vested shares and restricted common stock for their unvested shares, with the same vesting schedule on the restricted stock as they had for their unvested shares. Class C shares held by our chief executive officer, our former chief financial officer, our former chief technology officer and former founders were exchanged for restricted common stock, which vests based on conditions, including the return of capital by Providence Equity Partners. The remaining Class C holders received common stock. The exchange resulted in no additional compensation expense, as the fair value of the common stock and restricted common stock received did not exceed the fair value of the Class B and Class C shares exchanged on the date of the Corporate Reorganization.

On November 17, 2009, our Board of Directors and stockholders approved the 2009 Omnibus Incentive Plan, which authorizes the Board to grant common stock, restricted common stock and options to purchase common stock to our employees, directors or consultants, as compensation for services to be rendered.

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

The grant-date fair value of common and restricted common stock is determined using the closing price of the stock as listed on NASDAQ for the date of grant. The common and restricted common shares granted in 2011, 2010 and 2009 had a weighted average grant-date fair value of $10.11, $13.99 and $16.50 per share, respectively. The grant-date fair value of the stock options is determined using the Black-Scholes option-pricing model, using assumptions determined by management to be appropriate. For the stock options granted during 2011, we used a term of 6.25 years, volatility of 47.6% to 47.9% and a risk free rate of 2.4%, resulting in a weighted average grant-date fair value of $4.97 per share. For the stock options granted during 2010, we used a term of 6.25 years, volatility of 49.3% and a risk free rate of 2.5% to 2.8%, resulting in a weighted average grant-date fair value of $8.00 per share. For the stock options granted during 2009, we used a term of 6.25 years, volatility of 49.3% and a risk free rate of 2.4%, resulting in a grant-date fair value of $8.30 per share.

The determination of the grant-date fair value of the Class B and Class C shares was complex due to the waterfall, the distribution thresholds and the growth of the business, and it required the application of judgment regarding Archipelago Learning Holdings, LLC’s future performance and the likelihood and timing of future liquidity events. Accordingly, we hired an independent valuation firm, to conduct valuation analyses, which were relied upon by management to assess the equity value of Archipelago Learning Holdings, LLC and the fair value of the Class B and Class C shares at the grant date. The independent valuation analyses were prepared as of October 2008 and December 2007 and were relied upon by management for the determination of the grant-date fair value of the January 2009, May 2008 and May 2007 grants. Accordingly, these analyses were used to support our determination of the fair value of the awards as of the grant date.

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

During 2011, certain provisions for 650,488 shares of the restricted Class C shares were modified. As a result, the modified awards were treated as new awards, and the original awards were considered to be forfeited, resulting in the awards being remeasured at the fair value as of the modification dates. The incremental compensation expense, up to $6.0 million, as a result of the modification will be recognized at the time that it becomes probable that the performance conditions of the restricted stock will be satisfied. The achievement of the performance hurdles were not considered to be probable and could not be estimated as of December 31, 2011. Subsequently, as a result of the Merger Agreement with Plato, 489,937 of these performance-based restricted shares are now deemed probable of vesting, which will result in additional stock based compensation expense in the first quarter of 2012 of approximately $4.0 million.

On February 24, 2011, we granted an aggregate of 28,038 restricted stock units to Mr. Tim McEwen, our Chairman, President and Chief Executive Officer, as part his annual compensation for 2010. Subject to Mr. McEwen’s continued employment, 41 2/3%, or 11,682 shares, of the restricted stock units were settled in cash six months after the grant date on August 24, 2011 for $0.1 million in cash, and the remaining 16,356 restricted stock units will be settled in our common stock four years from the grant date on February 24, 2015. Pursuant to the terms of the restricted stock unit agreement, Mr. McEwen also received 28,038 dividend equivalent rights. Each dividend equivalent right relates to one restricted stock unit and entitles him to an amount equal to the per share dividend, if any, paid by us during the period between the grant date and vesting date of the related restricted stock unit. Each dividend equivalent right will vest and be payable in cash at the time that the related restricted stock unit is settled. The restricted stock units that were settled in cash were classified as a liability, and the related stock based compensation cost was recognized over the six month vesting period based on the change in the fair value of the underlying common stock over that period. Compensation expense for restricted stock units that will be settled in common stock is being recognized over the vesting period of the award.

In December 2011, in lieu of granting stock options to employees in the United Kingdom, our Board of Directors, approved a compensation arrangement, referred to as Shadow Options, which upon the occurrence of certain events, including a change in control, would result in the U.K. employees receiving cash payments based on the number of Shadow Options awarded to each employee times the incremental difference in the trading price on the date of vesting and the stock price as of the grant date.

As a result of the Merger Agreement with Plato, upon the closing of the Merger the following will occur:

•

each option (whether vested or unvested) to purchase a share of our common stock will be converted into the right to receive a payment in cash equal to the number of shares of our common stock subject to such option multiplied by the difference between the merger consideration of $11.10 per share (“Merger Consideration”) and the per share exercise price of such option;

•

each share of our common stock that constitutes restricted stock that is vested or that, upon consummation of the Merger, will automatically vest in accordance with its terms, shall be cancelled, terminated and converted into the right to receive a payment in cash equal to the Merger Consideration, together with any accrued cash dividends (if any);

•

each restricted stock unit (whether vested or unvested) and related dividend equivalent right will be cancelled, terminated and converted into the right to receive a payment in cash equal to the Merger Consideration, which cash shall be divided among certain of our named employees;

•

each Shadow Option outstanding immediately prior to the effective time that represents the right to receive a cash payment based on the value of our common stock upon the occurrence of certain events shall, as of the closing of the Merger, be cancelled, terminated and converted into the right to receive a cash amount equal to the excess, if any, of the Merger Consideration per share of our common stock over the date of grant price.

Each share of restricted stock that is unvested at the effective time of the Merger and is not automatically vested pursuant to its terms upon consummation of the Merger will be forfeited, without any consideration paid to the holder thereof. As a result of the vesting of the equity awards, noted above, any remaining unamortized compensation expense related to each respective equity award will be recognized at that time.

The following share-based award activity occurred during the years ended December 31:

	2011	2010	2009	2008	2007
Pre-Reorganization:
Class B Shares granted	—	—	673,287	456,336	5,720,692
Class C Shares granted	—	—	673,287	456,336	5,720,692
Class B Shares cancelled or forfeited	—	—	—	(821,588)	—
Class C Shares cancelled or forfeited	—	—	—	(273,864)	—
Reorganization:
Exchange of Class B and Class C Shares for Common stock	—	—	530,474	—	—
Exchange of Class B and Class C Shares for Restricted Common stock	—	—	1,394,260	—	—
Post-Reorganization:
Common stock issued (1)	12,141	1,249,168	1,768	—	—
Restricted Common stock issued	11,326	7,555	1,768	—	—
Stock options granted	559,976	149,999	552,594	—	—
Restricted stock units awarded	28,038	—	—	—	—

(1)	Issuance includes 1,242,408 shares issued in 2010 in connection with the acquisition of EducationCity in June 2010. Such shares were issued in a private placement transaction. See Note 3, Acquisition, in the Notes to the Consolidated Financial Statements included in this Annual Report, for additional information on this transaction. The remaining stock issuances were related to common shares issued as compensation to the board of directors.

The grant date fair value for the Class B and Class C shares granted in January 2009 reflected:

•	our strong operating performance in the last half of 2008;

•	the prevailing adverse market conditions;

•	the financial crisis and reduced initial public offering and merger activity;

•	the ongoing recession;

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

Accounts Receivable

Accounts receivable represents amounts billed to customers. We carry our accounts receivable at cost, less an allowance for doubtful accounts, which is based on management’s assessment of the collectability of accounts receivable. We extend unsecured credit to our customers in the ordinary course of business, but mitigate the associated credit risk by performing ongoing credit evaluations of our customers. The vast majority of our customers are public schools, which receive their funding from the local, state and federal government. We evaluate the adequacy of the allowance for doubtful accounts based on a specific customer review of the outstanding accounts receivable.

Recently Issued and Adopted Accounting Standards

Adopted

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. The new standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements to a customer at different times as part of a single revenue generating transaction. The new standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The new standard was effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We adopted this standard effective January 1, 2011, which did not have a material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB also issued ASU No. 2009 – 14 - Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. The new standard was effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We adopted this standard effective January 1, 2011, which did not have a material impact on our the financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29 - Disclosure of Supplementary Pro Forma Information for Business Combinations, which changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements did not affect our financial position, results of operations or cash flows.

Issued

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for us on January 1, 2012. We do not expect this standard to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for us for the first quarter 2012. We currently report other comprehensive income in the statement of stockholders’ equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Due to the LIBOR-based floor of 1.25% and the short-term LIBOR-based rate at December 31, 2011 of 5%, a 1% increase or decrease in the short-term LIBOR rate would have no material impact on our interest rate on the term loan or our interest expense.

In addition, our interest income is sensitive to changes in the general level of U.S. interest rates. We had cash and cash equivalents of $64.6 million and $32.4 million as of December 31, 2011 and 2010, respectively. Our cash and cash equivalents are maintained primarily in short term, treasury-backed accounts.

Effects of Inflation

We believe that inflation has not had a material impact on our results of operations in the periods presented. We cannot assure you that future inflation will not affect our operating expense in future periods.

Foreign Currency Exchange Rate Risk

We are exposed to potential gains or losses from foreign currency fluctuations. Our primary exposure is to changes in exchange rate for the U.S. Dollar versus the British Pound Sterling. During the years ended December 31, 2011 and 2010, approximately 10% and 5%, respectively, of our revenue was in a currency other than the U.S. Dollar. Based on annual 2011 foreign currency-based revenue of $7.1 million, a ten percent fluctuation in the foreign currency would result in an annual change in revenue of $0.7 million. A ten percent fluctuation in the foreign currency would not materially impact our foreign currency-based net income, which was only $0.4 million for the year ended December 31, 2011.

We are also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the U.S. Dollar. Historically, we have not used derivative financial instruments to manage foreign currency exchange rate risk.

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

	March 31, 2011	June 30, 2011 (2)	September 30, 2011	December 31, 2011 (3)
Revenue	$17,303	$18,288	$18,223	$19,451
Gross profit	15,596	16,926	16,481	17,710
Income from continuing operations	2,515	4,010	3,365	3,889
Net income	$989	$1,799	$1,992	$7,165

Earnings per share:
Basic and diluted	$0.04	$0.07	$0.08	$0.27

	March 31, 2010	June 30, 2010(1)	September 30, 2010	December 31, 2010
Revenue	$12,549	$13,597	$15,449	$17,055
Gross profit	11,636	12,568	13,915	15,491
Income from continuing operations	3,984	605	1,480	2,868
Net (loss) income	$2,067	$(145)	$152	$1,378

Earnings (loss) per share:
Basic and diluted	$0.08	$(0.01)	$0.01	$0.05

(1)	On June 9, 2010, we acquired EducationCity. Accordingly, EducationCity has been included in our results since the date of acquisition.
(2)	One June 24, 2011, we acquired Alloy, which has been included in our results since the date of acquisition.
(3)	On October 4, 2011, we sold our investment in Edline for a total of approximately $12.2 million and received a dividend of approximately $0.6 million in connection with the sale. In addition, we received approximately $2.1 million for a notes receivable from Edline. As a result of this transaction, we recorded a gain of $6.4 million before tax.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We are using the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of our internal control over financial reporting. This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on our assessment, we have concluded our internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Archipelago Learning, Inc., and on the effectiveness of our internal controls over financial reporting. The reports of Deloitte & Touche LLP are contained in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Archipelago Learning, Inc.

Dallas, Texas

We have audited the internal control over financial reporting of Archipelago Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 15, 2012

Item 9B.	Other Information

None.

PART III

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and Directors, including those officers responsible for financial reporting. These standards are designed to deter wrong doing and to promote honest and ethical conduct. The code of business conduct and ethics is available on our website at www.archipelagolearning.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

The information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the United States Securities and Exchange Commission no later than April 30, 2012.

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

Exhibit List

See Index to Exhibits following our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 15th day of March, 2012.

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

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2012.

Signature	Title

/s/ Tim McEwen Tim McEwen	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark S. Dubrow Mark S. Dubrow	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brian H. Hall Brian H. Hall	Director

/s/ Thomas F. Hedrick Thomas F. Hedrick	Director

/s/ Ruth E. Orrick Ruth E. Orrick	Director

/s/ David Phillips David Phillips	Director

/s/ Troy Stovall Troy Stovall	Director

/s/ Peter Wilde Peter Wilde	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Archipelago Learning, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Archipelago Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archipelago Learning, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 15, 2012

ARCHIPELAGO LEARNING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31, 2011	As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$64,628	$32,398
Accounts receivable, net	8,942	10,807
Deferred tax assets	2,418	3,463
Prepaid expenses and other current assets	2,049	3,560

Total	78,037	50,228
Property and equipment, net	4,773	3,760
Goodwill	167,761	165,694
Intangible assets, net	34,026	37,290
Investment	—	6,446
Notes receivable	—	1,934
Other long-term assets	1,747	1,610

Total assets	$286,344	$266,962

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$1,730	$928
Accrued employee-related expenses	3,025	2,518
Other accrued expenses	1,221	1,247
Taxes payable	1,723	979
Deferred tax liabilities	118	384
Deferred revenue	48,915	44,733
Current portion of note payable to related party	—	2,352
Current portion of long-term debt	850	850
Other current liabilities	450	463

Total	58,032	54,454
Long-term deferred tax liabilities	15,222	15,478
Long-term deferred revenue	15,376	14,312
Long-term debt, net of current	74,063	74,913
Other long-term liabilities	1,462	488

Total liabilities	164,155	159,645
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,340,135 and 26,354,198 shares issued and outstanding at December 31, 2011 and 2010, respectively)	26	26
Additional paid-in capital	98,356	95,395
Accumulated other comprehensive income	1,497	1,531
Retained earnings	22,310	10,365

Total stockholders’ equity	122,189	107,317

Total liabilities and stockholders’ equity	$286,344	$266,962

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenue	$73,265	$58,650	$42,768
Cost of revenue	6,552	5,040	3,074

Gross profit	66,713	53,610	39,694
Operating Expense:
Sales and marketing	22,786	20,447	14,048
Content development	6,562	4,686	3,773
General and administrative	23,586	19,540	9,243

Total	52,934	44,673	27,064

Income from continuing operations	13,779	8,937	12,630
Other income (expense):
Interest expense	(4,430)	(4,061)	(2,803)
Interest income	256	572	159
Foreign currency loss	(18)	(161)	—
Derivative loss	—	(49)	(518)
Gain on sale of investment	6,359	—	—

Total	2,167	(3,699)	(3,162)

Income from continuing operations before tax	15,946	5,238	9,468
Provision for income tax	4,001	1,786	3,094

Net income from continuing operations	11,945	3,452	6,374

Income from discontinued operation before tax	—	—	261
Benefit from income tax on discontinued operation	—	—	(101)

Net income from discontinued operation	—	—	362

Net income	$11,945	$3,452	$6,736

Earnings per share:
Basic:
Continuing operations	$0.45	$0.13	$0.31
Discontinued operation	—	—	0.02

Total	$0.45	$0.13	$0.33

Diluted:
Continuing operations	$0.45	$0.13	$0.31
Discontinued operation	—	—	0.02

Total	$0.45	$0.13	$0.33

Weighted-average shares outstanding:
Basic	25,413,158	24,585,585	20,407,685
Diluted	25,599,767	24,949,956	20,434,486

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

	Class A Shares		Class A-2 Shares		Class B Shares		Class C Shares		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Units	Value	Units	Value	Units	Value	Units	Value	Shares	Par Value	Shares	Par Value
		(In thousands)
Balance at December 31, 2008	109,545	$34,792	287	$750	5,355	$684	5,903	$302	—	$—	—	$—	$—	$—	$3,946	$40,474
Distributions	—	(8,000)	—	—	—	—	—	—	—	—	—	—	—	—	(3,769)	(11,769)
Sale of discontinued operation to shareholder	—	2,912	—	—	—	—	—	—	—	—	—	—	—	—	—	2,912
Reorganization	(109,545)	(29,704)	(287)	(750)	(5,355)	(684)	(5,903)	(302)	—	—	21,798	22	31,571	—	(1,957)	(1,804)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	187	—	562	—	—	562
Stock offering	—	—	—	—	—	—	—	—	—	—	3,125	3	43,939	—	—	43,942
Net income, excluding tax charge upon Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,693	8,693

Balance at December 31, 2009	—	—	—	—	—	—	—	—	—	—	25,110	25	76,072	—	6,913	83,010
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,762	—	—	1,762
Grants of common and restricted stock	—	—	—	—	—	—	—	—	—	—	14	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—	—	(15)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	3	—	23	—	—	23
Issuance of shares in acquisition	—	—	—	—	—	—	—	—	—	—	1,242	1	17,392	—	—	17,393
Additional contributed capital	—	—	—	—	—	—	—	—	—	—	—	—	146	—	—	146
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,452	3,452
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	1,531	—	1,531

Total comprehensive income																4,983

Balance at December 31, 2010	—	—	—	—	—	—	—	—	—	—	26,354	26	95,395	1,531	10,365	107,317
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,885	—	—	2,885
Grants of common and restricted stock	—	—	—	—	—	—	—	—	—	—	23	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—	—	(44)	—	—	—	—	—
Purchase of shares from employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	7	—	55	—	—	55
Additional contributed capital	—	—	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,945	11,945
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	—	(34)

Total comprehensive income																11,911

Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	26,340	$26	$98,356	$1,497	$22,310	$122,189

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$11,945	$3,452	$6,736
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	456	357	208
Accretion of interest on note payable to a related party	148	—	—
Depreciation and amortization	6,630	4,396	2,720
Stock-based compensation	2,885	1,762	562
Allowance for doubtful accounts	(143)	201	25
Unrealized loss on interest rate swap	—	—	(839)
Deferred income taxes	364	1,225	2,565
Deferred rent	351	734	—
Loss on disposal of assets	98	182	—
Gain on sale of investment	(6,359)	—	—
Deduction of net income from discontinued operation	—	—	(362)
Operating cash provided by discontinued operation	—	—	904
Changes in operating assets and liabilities, net of acquisitions, disposition, and discontinued operation:
Accounts receivable	1,884	630	(1,713)
Prepaid expenses and other	263	(1,387)	(854)
Accounts payable and accrued expenses	2,144	1,495	144
Deferred revenue	5,147	12,341	11,106
Foreign currency transaction loss	(33)	—	—
Other liability	(15)	(1,085)	425

Net cash provided by operating activities	25,765	24,303	21,627

Cash flows from investing activities
Acquisitions	(1,978)	(61,472)	—
Proceeds from escrow for sale of TeacherWeb	653	650	—
Proceeds from the sale of (investment in) Edline	12,240	—	(2,734)
Collection (funding) of note receivable from Edline	2,098	2,997	(2,144)
Sale of discontinued operation to Edline	—	—	3,701
Purchase of property and equipment	(3,285)	(2,268)	(1,855)
Proceeds from the sale of property and equipment	—	15	—
Purchase of property and equipment – discontinued operation	—	—	(93)
Purchase of intangibles	(500)	—	—
Dividends received from Edline	565	—	—

Net cash provided by (used in) investing activities	9,793	(60,078)	(3,125)

Cash flows from financing activities
Return of Capital distributions to members	—	—	(8,000)
Contribution from member in Reorganization	—	146	693
Tax distributions to members	21	—	(3,769)
Payment of debt financing costs	—	(804)	—
Proceeds from offering (payment of offering cost)	—	(1,460)	45,402
Proceeds from term loan	—	15,000	—
Proceeds from revolver	—	10,000	—
Payments on revolver	—	(10,000)	—
Purchase of common stock from ESPP	55	23	—
Payments on term loan	(850)	(830)	(7,724)
Payments of note payable to a related party	(2,500)	(2,500)	—

Net cash (used in) provided by financing activities	(3,274)	9,575	26,602

Effect of foreign exchange on cash and cash equivalents	(54)	350	—
Net change in cash and cash equivalents	32,230	(25,850)	45,104
Beginning of period	32,398	58,248	13,144

End of period	$64,628	$32,398	$58,248

Supplemental information
Cash paid for interest	$3,815	$3,592	$2,691
Cash paid for income taxes	2,504	1,490	67
Non-cash investing and financing activities
Accrued purchases of property and equipment	$308	$6	$95
Accrued offering costs	—	—	1,460
Receipt of Edline stock and note receivable and amounts held in escrow on sale of TeacherWeb (Note 6)	—	—	7,800
Contribution of tax payable from member in Reorganization (Note 12)	—	—	540
Issuance of shares in business acquisitions (Note 3)	—	17,392	—
Issuance of note payable for purchase of EducationCity (Note 3)	—	4,688	—

See the accompanying notes to the consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Archipelago Learning, Inc. (the “Company”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. The Company provides standards-based instruction, practice, assessments and productivity tools that improve the performance of educators and students via proprietary web-based platforms. As of December 31, 2011, the Company’s products were utilized by schools in all 50 states, Washington D.C., Canada, and the United Kingdom. Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade (“K-12”) master grade level academic standards in a fun and engaging manner.

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

In June 2010, the Company acquired Educationcity Limited (“EducationCity”), an online Pre-K-6 educational content and assessment program for schools in the United Kingdom (“U.K.”) and United States (“U.S.”). In August 2010, the Company began selling Reading Eggs, an online product focused on teaching young children to read. In November 2011, the Company launched Reading Eggspress, a reading and comprehension program for grades 2 to 6. Reading Eggs and Reading Eggspress are sold under a distribution agreement with Blake Publishing, which requires the Company to pay a 35% royalty to Blake Publishing for every sale. In June 2011, the Company acquired Alloy Multimedia (“Alloy”), publisher of ESL ReadingSmart and ReadingMate, online standards-based programs for English language learners targeted toward grades 4-12. The Company also offers online post-secondary programs through its Northstar Learning product line.

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

Revenue Recognition — The Company generates revenue from customer subscriptions to standards-based instruction, practice, assessments and productivity tools; training fees for onsite or online training sessions that are primarily provided to new customers; and individual buys, which are individual purchases for access to a product. Customer subscriptions provide the vast majority of the Company’s revenue.

Revenue is recognized when all of the following conditions are satisfied: there is persuasive evidence of an arrangement, the customer has access to full use of the product, the collection of the fees is reasonably assured, and the amount of the fees to be paid by the customer is fixed or determinable. The Company’s arrangements do not contain general rights of return.

Revenue from customer subscriptions is recognized ratably over the subscription term beginning on the commencement date of each subscription. The average subscription term is 16 months for our products, and all subscriptions are on a non-cancelable basis. When additional months are offered as a promotional incentive, those months are part of the subscription term. As part of their subscriptions, customers generally benefit from new features and functionality with each release at no additional cost.

Training sessions are offered to the Company’s customers in conjunction with the subscriptions to train the customers on implementing, using, and administering the programs. Training revenue is recognized ratably over the subscription term for the related subscription. In cases where the underlying subscription is greater than one year, the related training revenue is deferred and recognized over a 12 month period due to the fact that the majority of training is completed in the first year of the subscription. Customer support is provided to customers following the sale at no additional charge and at a minimal cost per call.

Reading Eggs and Reading Eggspress are sold under a distribution agreement with Blake Publishing, which requires the Company to pay a 35% royalty to Blake Publishing for every sale. Revenue related to the sale by the Company of the Reading Eggs product is recognized on a net basis (net of the related royalty owed to Blake Publishing). Reading Eggs revenue is recognized at the time of the sale, rather than deferred over the related subscription period.

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

Software Development Costs — Software development costs are accounted for as software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed or purchased. The fair-value of the core web-based delivery technology was recognized as an intangible asset upon the Company’s acquisition and is amortized over 10 years. The Company recognized additional intangible assets upon the acquisitions of Alloy in June 2011 and EducationCity in June 2010, which are being amortized over four and 15 years, respectively. The Company is continually improving, upgrading, and enhancing the software used to deliver the Company’s content and these costs are being expensed as incurred.

For internally developed capitalizable projects, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. During the year ended December 31, 2011, $1.1 million in internally developed software costs were capitalized. No such costs were capitalized during the years ended December 31, 2010 and 2009.

As of December 31, 2011 and 2010, the Company has total net book value of capitalized software of $8.5 million and $8.6 million, respectively, which is amortized over four to 15 years. The Company amortized software development costs of $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized software is included in property and equipment in the Company’s consolidated balance sheets.

Content Development Costs — The fair-value of the content was recognized as an intangible asset upon the Company’s acquisition and is amortized over 10 years. The fair value of the Alloy and EducationCity content were recognized in June 2011 and 2010, respectively, in conjunction with the purchase price accounting for those acquisitions, and are being amortized over four and 15 years, respectively. The Company is continually improving and upgrading the content delivered to customers, including planned enhancements and upgrades such as assessment products for teachers, embedded professional development, lesson plans and lessons, video content, special needs support, writing utility, digital lockers and new and more sophisticated games, as well as tailoring products to new markets. Such costs are expensed as incurred.

Cash and Cash Equivalents — Cash is generally invested in highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. As of December 31, 2011, the Company had cash and cash equivalents totaling $57.6 million with a few major financial institutions in the United States and had $7.0 million in foreign accounts. As of December 31, 2010, the Company had cash and cash equivalents totaling $26.6 million with a few major financial institutions in the United States and had $5.8 million in foreign accounts.

Concentrations of Credit Risk — The Company maintains deposits with major financial institutions which exceed federally insured limits. Management periodically assesses the financial condition of the institution and believes that any possible credit risk is minimal. The Company has not experienced any loss from such risk.

Accounts Receivable — Accounts receivable represents amounts billed to customers. Accounts receivable is carried at cost, less an allowance for doubtful accounts, which is based on management’s assessment of the collectability of accounts receivable. The Company extends unsecured credit in the ordinary course of business, but mitigates the associated credit risk by performing ongoing credit evaluations of its customers. The vast majority of the Company’s customers are public schools, which receive their funding from the local, state and federal government. The Company evaluates the adequacy of the allowance for doubtful accounts based on a specific customer review of the outstanding accounts receivables. The Company’s allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively. No individual customer balances exceeded 10% of the balance of accounts receivable for the years ended December 31, 2011 or 2010.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is recognized over the assets estimated useful lives using the straight-line method. The estimated useful lives of property and equipment are as follows:

Estimated useful life
Furniture and fixtures	4 to 7 years
Office equipment	4 to 7 years
Computer equipment	3 to 5 years
Computer software	3 to 4 years
Leasehold improvements	Lesser of the lease term or useful life

Major repairs or replacements of property and equipment are capitalized. Maintenance repairs and minor replacements are charged to expense as incurred. The cost of property and equipment sold or retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating expense.

Leases — The Company leases certain properties under operating leases, generally for periods of three to 10 years. Certain of the leases contain renewal options and escalating rent provisions. For lease agreements that provide for escalating rent payments or free-rent occupancy periods, the Company recognizes rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods, where the exercise of the option appears to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the consolidated balance sheets.

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

As a result of the acquisition of EducationCity in June 2010, the Company had three operating segments and reporting units, Study Island (including the Study Island, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines), Educationcity Limited (a United Kingdom company), and Educationcity Inc. (an Illinois company). Effective September 1, 2011, as a result of the financial and operational integration of Educationcity Inc. into Study Island, the Company now has two operating segments and reporting units: the U.S. Market (including Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines) and the U.K. Market (Educationcity Limited). The Company aggregates the operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability.

The fair value of each reporting unit is determined based on valuation techniques using the best information that is available, including data from open marketplace transactions, data from comparable companies and discounted cash flows. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

During 2011, the Company changed the date of its annual goodwill impairment test from December 31 to October 1 for all reporting units. The change in goodwill impairment test date is preferable as it aligns the timing of the annual goodwill impairment test with the completion of the Company’s planning and budgeting process, which will allow the Company to utilize the updated business plans that result from the budget process in the discounted cash flow analyses that are used to estimate the fair value of the Company’s reporting units and to do so on a more timely basis. The change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2011, without the use of hindsight. As such, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 1, 2011.

At October 1, 2011, the fair value of both the U.S. Market and U.K. Market reporting units substantially exceeded the carrying value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Had the estimated fair value of the U.S. Market and U.K. Market reporting units been hypothetically lower by 10% as of October 1, 2011, the fair value of goodwill would have still significantly exceeded the carrying value.

The Company has not recognized any impairment losses in the years ended December 31, 2011, 2010 or 2009.

Management’s judgment is a significant factor in determining whether an indicator of impairment has occurred. During 2011, 2010 and 2009, management relied on estimates in determining the fair value of each reporting unit for step one, which include the following factors:

•

Data from actual open marketplace transactions. The Company may utilize data from transactions of businesses in the same or similar lines of business, if available, where those transactions may involve assets or equity, to assist management in evaluating goodwill impairment.

•

Data from comparable companies. The guideline public company method is an application of the market approach whereby market multiples are derived from market prices of stocks of companies that are engaged in the same or similar lines of business, and are actively traded in a free and open market.

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

Indefinite-lived intangible assets are tested for impairment at least annually at the same time as the goodwill impairment test by comparing the fair value of the intangible asset to its book value. No impairment has been identified in the Company’s indefinite-lived intangibles assets in the years ended December 31, 2011, 2010 or 2009.

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

Deferred Financing Costs — Deferred financing costs, included in other long-term assets in the consolidated balance sheets, were incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, classified in interest expense in the consolidated statements of income, was $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes — The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income tax in the consolidated statements of income. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance when realization of the assets is not reasonably assured.

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

Stock-Based Compensation Expense — Prior to the Company’s IPO, the Company granted shares of separate classes of stock to employees. The estimated fair values of the shares awarded prior to the IPO were determined using a market approach to develop an overall enterprise value, which included the use of pricing multiples derived from transactions of companies within the Company’s same industry and the Company’s past transactions. The companies selected for comparison are all engaged in a technology-based education-related business. The multiples selected were applied to an estimate of the Company’s future earnings to arrive at an estimated enterprise value for its equity. This equity value was then allocated to the different classes of stock using discounted cash flows, based on the respective rights of the classes to distributions from future earnings.

The Company currently grants common stock, restricted common stock, restricted stock units, and stock options to employees, directors and consultants under its 2009 Omnibus Incentive Plan. The estimated fair value of common stock, restricted common stock, and restricted stock units granted after the Company’s IPO is based on the grant-date closing price of the stock. The estimated fair values of stock options awarded are calculated using the Black-Scholes option pricing model.

The Company recognizes compensation expense based on the grant-date fair value of the awards over the required service or performance periods. The Company recognized approximately $3.0 million, $1.8 million, and $0.6 million in stock-based compensation expense related to grants of common stock, restricted common stock, restricted stock units, and stock options in the years ended December 31, 2011, 2010, and 2009, respectively.

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

Foreign Currency—The functional currency for our non-U.S. subsidiary, EducationCity U.K., is the Great British Pound. Upon consolidation, most of the assets and liabilities of this subsidiary are translated at the rates of exchange as of the balance sheet date, except equity, which is translated at historic rates. Revenue and expenses for this subsidiary are translated at average rates of exchange for the period. Translation gains and losses are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statements of income as a component of other income (expense).

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

Recently Issued and Adopted Accounting Pronouncements —

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

In September 2009, the FASB also issued ASU No. 2009 – 14 - Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance. The new standard was effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company adopted this standard effective January 1, 2011, which did not have a material impact on the financial position, results of operations or cash flows of the Company.

In December 2010, the FASB issued ASU 2010-29 - Disclosure of Supplementary Pro Forma Information for Business Combinations, which changes the disclosures of supplementary pro forma information for business combinations. The new standard clarifies that if a public entity completes a business combination and presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under ASC topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for any business combination we complete on or after January 1, 2011. The revised disclosure requirements did not affect the Company’s financial position, results of operations or cash flows.

Issued

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for the Company on January 1, 2012. We do not expect this standard to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. This amendment will be effective for the Company for the first quarter 2012. We currently report other comprehensive income in the statement of stockholders’ equity and comprehensive income and will be required to update the presentation of comprehensive income to be in compliance with the new standard. We do not expect the revised presentation requirements to affect the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an update to its authoritative guidance regarding goodwill impairment testing that grants an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this standard to have a significant impact on the consolidated financial statements.

3. ACQUISITION

Alloy Multimedia

On June 24, 2011, pursuant to a Stock Purchase Agreement, the Company purchased 100% of the equity of Alloy, the publisher of ESL ReadingSmart and ReadingMate, online standards-based programs for English language learners for $2.0 million in cash. In addition to the cash paid at the time of the acquisition, the Company is obligated to make contingent payments of up to $1.0 million based upon the achievement of certain sales objectives. The fair values of these payments were estimated to be $0.5 million and were included as a cost of the acquisition.

As part of the acquisition, the Company incurred $0.5 million in transaction costs, including legal and professional fees, which are recorded in general and administrative expense on the consolidated statements of income for the year ended December 31, 2011.

Between the acquisition date and June 30, 2011, Alloy’s revenues and expenses were not significant, and therefore, have not been included in the consolidated statements of income of the Company. Beginning July 1, 2011, Alloy’s results have been included in the consolidated statements of income of the Company. Revenues of $0.2 million and net losses of $0.1 million arising from Alloy are included in the consolidated statements of income for the year ended December 31, 2011.

During the quarter ended December 31, 2011, the Company finalized its purchase accounting for the acquisition of Alloy. The final valuation of the fair value of the assets and liabilities acquired resulted in a decrease in contingent consideration and a decrease in goodwill by $0.1 million. The following table presents the composition of the purchase price and the final amounts recorded in the Company’s balance sheet for assets and liabilities acquired on June 24, 2011(in thousands):

Purchase price:
Cash paid to seller, net of cash received	$1,978
Estimated fair values of future contingent payments	475

Total purchase price	$2,453

Assets (liabilities) acquired:
Accounts receivable	$34
Deferred tax assets	65
Fixed assets	5
Intangible assets	651
Accounts payable and accrued expenses	(12)
Deferred revenue	(185)
Deferred tax liability	(185)

Total	$373

Remaining value, allocated to goodwill	$2,080

The goodwill acquired is not expected to be deductible for tax purposes.

Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition is not material to the Company’s results.

EducationCity

On June 9, 2010, the Company purchased 100% of the equity of EducationCity for a purchase price of: (i) $65.1 million in cash; (ii) 1,242,408 shares of common stock of the Company; and (iii) $5.0 million in additional deferred cash consideration, of which $2.5 million were paid by the Company on each of December 31, 2010 and December 31, 2011. The Company also paid the sellers $0.2 million for a post-closing working capital adjustment. The acquisition was financed with cash on hand and the proceeds of a new $15.0 million supplemental term loan and $10.0 million in revolving loan commitments.

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

The following unaudited pro forma information summarizes the Company’s results of operations, as if the acquisition of EducationCity had occurred as of January 1, 2010. The pro forma information adjusts for the effects of amortization of acquired intangibles and additional debt incurred. For 2010, the pro forma basic and diluted earnings per share includes an additional 1,242,408 shares reflecting the effect of the acquisition. The unaudited pro forma financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved if such acquisition had occurred on the date indicated, nor is it necessarily indicative of future consolidated results (in thousands, except per share data):

Year Ended December 31, 2010
Revenue	$62,928
Net income from continuing operations	4,593
Net income	4,593
Basic and diluted earnings per share	$0.18

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

The goodwill acquired was not deductible for tax purposes.

4. FAIR VALUE MEASUREMENTS

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

The following table summarizes assets and liabilities that are measured and recorded at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Assets — cash equivalents	$32,122	$—	$—	$32,122
As of December 31, 2010
Assets — cash equivalents	$27,816	$—	$—	$27,816

The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows, as of December 31 (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Carrying Amount
Investment	$—	—	$6,446	$6,446
Notes receivable	—	—	1,934	1,934
Note payable to related party	—	—	2,352	2,352
Term loan (including current maturities)	74,913	74,913	75,763	75,763

The investment included in the table above was in Edline LLC (“Edline”), a company that offers web-based technological solutions for schools and educators. Edline is not publicly traded and the fair value of the investment was not readily determinable in prior periods. On October 4, 2011, the Company sold its entire investment in Edline to Bulldog Super Holdco, Inc., which became the ultimate parent of Blackboard, Inc., for $12.2 million dollars. See Note 7 for further discussion of this transaction.

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

For the year ended December 31, 2010, the note payable to related party (see Note 3) was estimated to approximate its carrying value as the final scheduled payment was within one year. In December 2011, that note payable was paid in full.

The fair value of our long-term debt (see Note 9) at December 31, 2011 and 2010 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, our credit facility, (ii) the variable rate nature of our credit facility and (iii) the interest rate spreads charged on our loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Computer equipment	$5,097	$4,051
Furniture and fixtures	666	745
Office equipment	670	407
Computer software	1,618	1,195
Leasehold improvements	318	207
Capital projects in process	1,234	—

	9,603	6,605
Accumulated depreciation	(4,830)	(2,845)

Total	$4,773	$3,760

Depreciation expense was $2.2 million, $1.5 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. DISCONTINUED OPERATION

On November 2, 2009, the Company completed the sale of the operations of TeacherWeb to Edline Holdings, Inc. (“Edline”) for an aggregate purchase price of $13.0 million, consisting of $6.5 million in cash (reduced by approximately $1.5 million of cash remaining on TeacherWeb’s balance sheet), Series A shares of Edline valued at $3.7 million and $2.8 million of five-year debt securities that bear interest at 9.5% per annum and require semi-annual interest-only payments. In addition, the Company made a $1.6 million distribution to its members in the fourth quarter of 2009 to enable them to meet certain tax obligations associated with the TeacherWeb sale. As a result of the sale and the Company’s previous investment in Edline, the Company held 11.2% of Edline’s outstanding Series A shares and $4.9 million of Edline’s senior debt. Edline was controlled by one of the Company’s stockholders who, prior to the IPO was the controlling stockholder of the Company. As such, the sale was treated as a transaction between entities under common control and the excess of the sale consideration received and the book value of net assets sold was recognized in additional paid-in capital. The operations of TeacherWeb during the period that the Company owned it are treated as a discontinued operation on the consolidated statements of income and cash flows.

Revenue from TeacherWeb of $2.1 million for the year ended December 31, 2009 was reported in discontinued operations in the consolidated statements of income.

7. INVESTMENT

On August 14, 2009, the Company and two related parties entered into a unit purchase agreement with Edline, a company that offers web-based technological solutions for schools and educators. The Company purchased 285,601 Series A shares of Edline for $2.7 million (which reflects a reduction of $0.2 million of transaction fees the Company received in connection with the transactions), Edline also borrowed $2.1 million from the Company pursuant to a five-year promissory note, In November 2009, Edline acquired TeacherWeb, Inc. from the Company (Note 6), which was partially financed through a 5 year, $2.8 million promissory note between Edline and the Company.

On October 4, 2011, Archipelago Learning, LLC, a wholly owned subsidiary of the Company, entered into a Securities Purchase Agreement (the “Agreement”) with Bulldog Super Holdco, Inc., a Delaware corporation, which became the ultimate parent company of Blackboard, Inc. Pursuant to the Agreement, Archipelago Learning, LLC sold 656,882 shares of Series A Preferred Stock in Edline for a total of approximately $12.2 million (the “Edline Sale”). In addition, the Company received approximately $2.1 million for a notes receivable and a dividend of approximately $0.6 million in connection with the Edline Sale. The Edline Sale represented the Company’s entire investment in Edline. The Company recorded a gain of $6.4 million before tax. As a result of the Edline Sale, Tim McEwen, the Chairman, President and Chief Executive Officer of the Company, has resigned from the Board of Directors of Edline, on which he had previously served. The Edline Sale was in connection with a series of transactions pursuant to which Blackboard was acquired by affiliates of Providence Equity Partners, which beneficially owns 47% of the Company’s outstanding shares of common stock, and pursuant to which Edline became a subsidiary of Blackboard.

8. GOODWILL AND INTANGIBLE ASSETS

The Company has recorded goodwill and intangible assets in connection with the purchase transaction on January 10, 2007 where substantially all of the assets of Study Island, LP, a Texas partnership, were sold to a subsidiary of the LLC. The transaction was recorded as a business combination with the resulting assets acquired and liabilities assumed being recorded at fair value. In addition, the Company has recorded goodwill and intangible assets in connection with the acquisition of Alloy on June 24, 2011 and EducationCity on June 9, 2010 (Note 3). Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Amortization expense for the years ended December 31, was recorded to the following captions in the consolidated statements of income (in thousands):

	2011	2010	2009
Cost of revenue	$271	$188	$84
Sales and marketing	3,083	2,280	1,362
Content development	499	346	166
General and administrative	598	114	—
Income from discontinued operation	—	—	355

Total	$4,451	$2,928	$1,967

The components of the balances of goodwill and intangible assets for the Company’s one reportable segment as of December 31, are as follows (dollars in thousands):

		2011
	Amortization Period (Years)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Currency Translation	Net Balance
Goodwill	N/A	$165,694	$2,080	$—	$(13)	$167,761

Total		$165,694	$2,080	$—	$(13)	$167,761

Indefinite-lived intangible assets:
Trade names	N/A	$4,010	$56	$—	$103	$4,169
Finite-lived intangible assets:
Customer relationships	9-10	29,370	418	(9,408)	608	20,988
Technical development / program content	10-15	9,560	638	(2,040)	310	8,468
Non - compete agreements	4-5	1,040	39	(724)	46	401

Total		$43,980	$1,151	$(12,172)	$1,067	$34,026

During 2011, $2.1 million in goodwill and $0.7 million of the intangibles were recorded as the result of the acquisition of Alloy (Note 3). In addition, during 2011, the Company entered into a perpetual licensing agreement for a suite of online curriculum-focused science programs, including flash animation science lessons and labs. This perpetual license has been recorded as an intangible asset within technical development / program content.

		2010
	Amortization Period (Years)	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Currency Translation	Net Balance
Goodwill	N/A	$94,373	$70,546	$—	$775	$165,694

Total		$94,373	$70,546	$—	$775	$165,694

Indefinite-lived intangible assets:
Trade names	N/A	$1,000	$3,010	$—	$105	$4,115
Finite-lived intangible assets:
Customer relationships	9-10	13,620	15,750	(6,331)	586	23,625
Technical development / program content	10-15	2,500	7,060	(1,269)	300	8,591
Non - compete agreements	4-5	—	1,040	(121)	40	959

Total		$17,120	$26,860	$(7,721)	$1,031	$37,290

The estimated amortization expense for each of the five succeeding years and thereafter as of December 31, 2011, is as follows (in thousands):

2012	$4,451
2013	4,084
2014	3,984
2015	3,879
2016	3,709
Thereafter	9,750

$29,857

The weighted-average remaining useful life of the finite lived intangibles assets as of December 31, 2011 is 8.0 years.

9. CREDIT FACILITY

The Company’s wholly-owned subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (“the Borrower”) is the borrower under a credit facility with General Electric Capital Corporation, as agent, composed of a $70.0 million term loan and a $10.0 million revolving credit facility and the Company’s wholly owned subsidiary, AL Midco, LLC (“AL Midco”), is the guarantor under such credit facility. The term loan bears interest rates based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of December 31, 2011 and 2010, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. If amounts are borrowed against the revolving credit facility in the future, those amounts would bear interest based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of December 31, 2011) determined based on the Borrower’s leverage ratio. The credit facility also provides for a letter of credit sublimit of $2.0 million.

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

The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of December 31, 2011, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco.

The Borrower has the right to optionally prepay its borrowings under the Credit Agreement, subject to the procedures set forth in the Credit Agreement. The Borrower may be required to make prepayments on its borrowings under the Credit Agreement if it receives proceeds as a result of certain asset sales, additional debt issuances, or events of loss. In addition, a mandatory prepayment of borrowings under the Credit Agreement is required each fiscal year in an amount equal to (i) 75% of excess cash flow (as defined by the Credit Agreement) if the leverage ratio as of the last day of the fiscal year is greater than 4.00 to 1.00, (ii) 50% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 4.00 to 1.00 but greater than 3.25 to 1.00, or (iii) 25% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 3.25 to 1.00. No mandatory prepayment is required if the leverage ratio is less than or equal to 2.50 to 1.00 on the last day of the fiscal year. The Borrower will not be required to make a mandatory prepayment related to the years ended December 31, 2011, 2010 and 2009. The Borrower made a mandatory prepayment of $0.5 million during the second quarter of 2009 related to the excess cash flow generated for the year ended December 31, 2008.

Principal payments on the Borrower’s term loan due over the next four years and beyond as of December 31, 2011, are as follows (in thousands):

2012	$850
2013	74,063

Total debt	74,913
Less: current maturities	(850)

Total long-term debt	$74,063

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

The components of net income (loss) from continuing operations before income taxes are as follows (in thousands):

	2011	2010	2009
United States	$16,518	$5,602	$9,468
Foreign	(572)	(364)	—

Total	$15,946	$5,238	$9,468

The components of the Company’s income tax provision for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Continuing operations:
Current provision:
Federal	$3,181	$106	$—
State	224	(147)	529
Foreign	71	430	—

Total	3,476	389	529
Deferred provision:
Federal	1,554	2,387	2,407
State	202	(475)	158
Foreign	(1,231)	(515)	—

Total	525	1,397	2,565

Tax provision from continuing operations	$4,001	$1,786	$3,094

In addition, the Company had $0.1 million in federal deferred tax benefit from discontinued operations during the year ended December 31, 2009.

A reconciliation of the Company’s effective income tax rate from operations and the U.S. federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2011	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%
Impact of taxation as a partnership	—	—	(28.4)
Permanent differences	0.2	11.4	—
Tax impact of state deferred rate adjustments	(3.4)	(5.7)	—
State taxes, net	1.2	0.9	6.5
Impact of U.K. foreign tax rate	0.5	0.4	—
Tax impact of adjustments to uncertain tax positions	0.6	(4.7)	—
Net federal deferred tax liability recorded upon Reorganization	—	—	20.7
Difference in tax basis of shares of Edline	(7.1)	—	—
Other, net	(0.9)	(2.2)	(0.1)

Effective tax rate from continuing operations	25.1%	34.1%	32.7%

The decrease in the effective rate related to the permanent differences is primarily related to nondeductible merger and acquisition costs in connection with the EducationCity acquisition. These costs which occurred in 2010 caused an increase in the 2010 effective tax rate which did not reoccur in 2011.

Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Current:
Deferred revenue	$2,538	$883
Allowance for doubtful accounts	28	68
Net operating loss carryforwards	—	2,680
Other, net	94	144

Total	2,660	3,775

Noncurrent:
Stock-based compensation	1,172	519
Deferred revenue	1,337	430
Other, net	172	168

Total	2,681	1,117

Total deferred tax assets	$5,341	$4,892

Deferred tax liabilities:
Current:
Deferred revenue	$118	$345
Prepaid items	243	351

Total	361	696

Noncurrent:
Deferred revenue	66	206
Depreciation	1,168	802
Amortization	16,668	15,587

Total	17,902	16,595

Total deferred tax liabilities	$18,263	$17,291

The Company has not recorded a valuation allowance against its deferred tax assets, as it believes that it is more likely than not that all deferred tax assets will be realized in future periods. A review of all positive and negative evidence of realization was considered in determining the need for a valuation allowance. Furthermore, the weight given to the potential effect of such evidence was commensurate with the extent to which it can be objectively verified. The FASB issued an amendment to ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. The Company adopted the provisions of ASC 740, as amended, as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. Upon adoption, the Company identified no uncertain tax positions and therefore recorded no cumulative effect adjustment related to the adoption of this amendment. The Company’s recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.

In the year ended December 31, 2010, the Company partially recognized its previously recorded unrecognized tax benefit based on new information related to recent court rulings which support the Company’s position. The Company is not currently under examination in any federal or state income tax jurisdiction. It is reasonably possible that the ending balance of unrecognized tax benefits will decrease in the following 12 month period, following the resolution to an inquiry with the state taxing authority. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows, for the years ended December 31, 2011 and 2010 (in thousands):

Balance as of December 31, 2009	$425
Additions for tax positions related to prior years	—
Additions for tax positions related to the current year	86
Reductions of tax positions	(240)

Balance as of December 31, 2010	$271

Additions for tax positions related to prior years	17
Additions for tax positions related to the current year	137
Reductions of tax positions	(—)

Balance as of December 31, 2011	$425

At December 31, 2011 and 2010, there are $0.5 million and $0.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. During the years ended December 31, 2011 and 2010, the Company recognized and paid less than $0.1 million in interest and penalties.

We are subject to U.S. federal income tax, U.K. income tax, as well as income tax of multiple state jurisdictions. Federal income tax returns for 2009 and 2010 remain open to examination, and state, local, and U.K. income tax returns for 2006 through 2010 remain open to examination. EducationCity remains open for Federal income returns for 2006 through 2010.

11. COMMITMENTS AND CONTINGENCIES

The Company is obligated, as lessee, under non-cancelable operating leases for office space in Dallas, Texas and Rutland, U.K. expiring through 2020. In addition, the Company is obligated, as lessee, under other non-cancelable operating leases for office equipment. As of December 31, 2011, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

2012	$1,085
2013	1,177
2014	1,022
2015	930
2016	931
Thereafter	3,523

$8,668

Rent expense for the years ended December 31, 2011, 2010 and 2009, was $1.7 million, $1.9 million and $0.6 million, respectively.

The Company also has a distribution agreement with a supplier which includes a minimum royalty payment requirement to keep the contract in effect, which is not included in the table above. The aggregate minimum requirement over the next ten years under the contract totals $13.4 million.

Additionally, in connection with the Alloy acquisition (Note 3), the Company is obligated to make contingent payments of up to $1.0 million based upon the achievement of certain sales objectives for products acquired from Alloy.

12. STOCKHOLDERS’ EQUITY

The Company’s capital structure consists of preferred stock and common stock, which includes unrestricted and restricted shares. No shares of preferred stock have been issued as of December 31, 2011. The restricted common stock carries full voting rights and participation rights to dividends, but may not be sold until vested.

The LLC’s capital structure consisted of Class A Shares, Class A-2 Shares, Class B Shares and Class C Shares. The terms of the shares were governed by the LLC Agreement. On January 10, 2007, 109,545,064 Class A Shares were issued to the Company’s private-equity sponsor and other investors. Class A-2 Shares were issued in connection with the acquisition of TeacherWeb. Class B Shares and Class C Shares were held by employees of the LLC. Upon the Reorganization, each of the members of the LLC contributed their respective classes of shares in the LLC in exchange for common stock and restricted common stock in the Company, with the amount of shares determined based on the shares available in the Company and the liquidation value of the LLC, as defined by the LLC Agreement. The Class A and Class A-2 stockholders received shares of common stock. The Class B stockholders received common stock for the shares for which they had met the performance vesting requirements and restricted common stock, with the same performance vesting schedule, for their remaining shares. The non-executive Class C stockholders received common stock for their shares. The executive Class C stockholders received restricted common stock subject to vesting based on, among other things, the cash returns to a stockholder on their stock. The exchange resulted in no additional compensation expense, as the fair value of the common stock received did not exceed the fair value of the Class B and Class C shares exchanged on the date of the Reorganization.

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

The components of earnings per share are as follows for the years ended December 31 (in thousands, except per share data):

	2011		2010		2009
	Net Income	Shares	Net Income	Shares	Net Income	Shares
Continuing operations:
Net income	$11,945	26,335	$3,452	25,810	$6,374	20,572
Less: Income attributable to restricted shares	(418)	(922)	(164)	(1,224)	(47)	(164)

Net income available to common shareholders	11,527	25,413	3,288	24,586	6,327	20,408
Basic earnings per share	$0.45		$0.13		$0.31

Dilutive effect of restricted common stock		187		364		27

Diluted earnings per share	$0.45	25,600	$0.13	24,950	$0.31	20,435

Discontinued operation:
Net income	$—		$—		$362	20,572
Less: Income attributable to restricted shares	—		—		—	(164)

Net income available to common shareholders					362	20,408
Basic and diluted earnings per share	$—		$—		$0.02

Total:
Net income	$11,945	26,335	$3,452	25,810	$6,736	20,572
Less: Income attributable to restricted shares	(418)	(922)	(164)	(1,224)	(47)	(164)

Net income available to common shareholders	11,527	25,413	3,288	24,586	6,689	20,408
Basic earnings per share	$0.45		$0.13		$0.33

Dilutive effect of restricted common stock		187		364		27

Diluted earnings per share	$0.45	25,600	$0.13	24,950	$0.33	20,435

For the years ended December 31, 2011, 2010 and 2009, options for 917,447, 655,406 and 68,128 weighted-average shares were excluded from the diluted earnings per share calculation, respectively, as their effect was antidilutive. For the year ended December 31, 2011, 1,160 weighted average restricted shares were excluded from the diluted earnings per share calculation, as their effect was antidilutive. For the years ended December 31, 2010 and 2009, there were no antidilutive restricted shares.

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

For the awards granted under the Plan, each Class B Share vested 20% on each anniversary as specified in the Participation Stock Agreement. The Class C shares were subject to performance requirements and holders of Class C shares were entitled to distributions after holders of Class A and Class A-2 shares received certain threshold multiples of cash-based returns on their respective Class A and Class A-2 shares, subject to such Class C share holders’ continued employment by or service to the Company. For each Class B Share granted to a participant, the participant also received one Class C Share. All Class C shares and any unvested Class B shares were forfeited if any participant was no longer an employee of the Company. All Class B and Class C shares were forfeited if the participant’s employment was terminated by the Company for cause or by the participant without good reason.

At the Corporate Reorganization, the Class B and Class C shares were exchanged for shares of common stock and restricted common stock in Archipelago Learning, Inc. Holders of Class B shares received common stock for their vested shares and restricted common stock for their unvested shares, with the same vesting schedule on the restricted stock as they had for their unvested shares. Class C shares held by our chief executive officer, our former chief financial officer, our former chief technology officer and former founders were exchanged for restricted common stock, which vests based on conditions, including the return of capital by Providence Equity Partners. The remaining Class C holders received common stock.

2009 Omnibus Incentive Plan

On November 17, 2009, the Company’s Board of Directors and shareholders approved the 2009 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the Board to grant common stock, restricted common stock and options to purchase common stock to employees, directors or consultants of the Company, as compensation for services to be rendered. Under the Incentive Plan, 2,198,172 shares of common stock are authorized to be issued and 1,115,033 shares were available for additional issuance at December 31, 2011. Upon exercise of options, new shares are issued to employees.

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

Under the ESPP and Amended and Restated ESPP, 500,000 shares of common stock are authorized to be purchased. As of December 31, 2011, 490,724 shares were available for additional issuance.

Stock-Based Compensation Expense

The Company recognizes compensation expense for the grant-date fair value of the awards over the service period of the awards, which is generally the vesting period. Compensation expense for grants of common stock is recognized at the time of grant. Compensation expense for restricted common stock and stock options is recognized over the vesting period of the award. Compensation expense for the Class B shares was recognized ratably over five years and compensation expense for the Class C shares (performance based vesting) was recognized at the time of issuance. Compensation expense for the restricted common stock exchanged for unvested Class B shares is recognized over the remaining vesting period.

The fair values of stock options are calculated using the Black-Scholes option pricing model (“Black-Scholes”). The Company did not apply a forfeiture rate to its restricted common shares or its stock options as a significant portion of these awards were granted to a few key executives and the Company had insufficient history of forfeitures.

The following table sets forth the stock-based compensation expense included in the related statements of income line items for the years ended December 31 (in thousands):

	2011	2010	2009
Cost of revenue	$273	$244	$96
Sales and marketing	436	327	74
Content development	102	113	23
General and administrative	2,177	1,078	369

Total	2,988	1,762	562
Tax impact	(656)	(601)	(64)

Net expense	$2,332	$1,161	$498

Effective January 31, 2011, Mr. James Walburg, the Company’s former Chief Financial Officer, retired from the Company. Mr. Walburg’s separation agreement allowed for the acceleration of his restricted stock as follows: 50% of his restricted common stock subject to time-based vested on January 10, 2011, 50% of his restricted common stock subject to time-based vested on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011. This accelerated vesting resulted in compensation expense of $0.7 million being recorded during the year ended December 31, 2011.

Restricted Common Stock and Restricted Stock Units

On February 24, 2011, the Company granted an aggregate of 28,038 restricted stock units to Tim McEwen, Chairman, President and Chief Executive Officer of the Company, as part his annual compensation for 2010. In accordance with the award agreement, 41 2/3%, or 11,682 shares, of the restricted stock units were settled in cash on August 24, 2011 for $0.1 million in cash, and the remaining 16,356 restricted stock units will be settled in common stock of the Company four years from the grant date on February 24, 2015. Pursuant to the terms of the restricted stock unit agreement, Mr. McEwen also received 28,038 dividend equivalent rights. Each dividend equivalent right relates to one restricted stock unit and entitles him to an amount equal to the per share dividend, if any, paid by the Company during the period between the grant date and vesting date of the related restricted stock unit. Each dividend equivalent right will vest and be payable in cash at the time that the related restricted stock unit is settled. The restricted stock units that were settled in cash were classified as a liability, and the related stock based compensation cost was recognized over the six month vesting period based on the change in the fair value of the underlying common stock over that period. Compensation expense for restricted stock units that will be settled in common stock is being recognized over the vesting period of the award.

The following table presents the activity of the Company’s restricted common stock and restricted stock units for the year ended December 31, 2011 (in thousands, except per share data):

	Shares	Per Share Weighted- Average Grant-Date Fair Value
January 1, 2011	1,179	$0.21
Granted	39	10.43
Vested	(259)	1.18
Forfeited	(44)	1.13

December 31, 2011	915	$0.29

Of the 914,847 shares of restricted common stock and restricted stock units outstanding as of December 31, 2011, 179,938 shares as subject to time-based vesting requirements and the remaining 734,909 shares are subject to performance requirements, including the return of capital by Providence Equity Partners.

During 2011, certain provisions for 650,488 of restricted performance-based shares were modified. As a result, the modified awards were treated as new awards, and the original awards were considered to be forfeited, resulting in the awards being remeasured at the fair value as of the modification dates. The incremental compensation expense, up to $6.0 million, as a result of the modification, will be recognized at the time that it becomes probable that the performance conditions of the restricted stock will be satisfied, including the return of capital by Providence Equity Partners. The achievement of the performance hurdles were not considered to be probable and could not be estimated as of December 31, 2011. Subsequently, as a result of the Merger Agreement with Plato Learning, Inc., entered into on March 3, 2012, 489,937 of these performance-based restricted shares are now deemed probable of vesting, which will result in additional stock based compensation expense in the first quarter of 2012 of approximately $4.0 million.

The aggregate fair value of restricted stock and restricted stock units that vested during the year ended December 31, 2011 was $1.4 million. As of December 31, 2011, there was approximately $0.2 million of unrecognized stock-based compensation expense related to unvested restricted common stock and restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.

See footnote 19 for further discussion of the impact on outstanding restricted stock awards and restricted stock units of the Merger Agreement with Plato Learning, which the Company entered into on March 3, 2012.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of its stock options. The aggregate fair value of options granted during the years ended December 31, 2011 and 2010 was $2.8 million and $1.2 million, respectively, which will be recognized in operating expense over the respective four-year vesting periods of the options. The following assumptions were used to calculate the fair value of the options:

	2011	2010
Expected term(1)	6.25 years	6.25 years
Volatility(2)	47.6% to 47.9%	49.3%
Dividend yield	0%	0%
Risk-free rate(3)	2.4%	2.5% to 2.8%

(1)

The expected term was calculated as the average between the vesting term and the contractual term. We used the simplified method discussed in ASC 718-10-S99-1 due to the limited period of time the Company’s common stock has been publically traded which provided insufficient historical exercise data.

(2)	Expected volatility was based on the historical volatility of the Company and other guideline companies over a preceding period equal to the expected term of the award.
(3)	The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the options.

The changes in stock options outstanding for the year ended December 31, 2011 were as follows (in thousands, except per share data):

Options	Shares	Per Share Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2011	650	$16.33	$8.23	9.0
Granted	560	10.15	4.96
Exercised	—	—	—
Forfeited	(145)	14.85
Expired	(34)	16.52

Outstanding at December 31, 2011	1,031	$13.17	$6.62	8.5

Exercisable (vested) at December 31, 2011	222	$16.37	$8.69	7.9

As of December 31, 2011, there was approximately $4.0 million of unrecognized stock-based compensation expense related to unvested options for common stock that is expected to be recognized over a weighted average period of 2.5 years.

See Footnote 19 for further discussion of the impact on outstanding stock options of the Merger Agreement with Plato Learning, which the Company entered into on March 3, 2012.

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

Participants are 100% vested in the portion of the plan representing employee and employer safe harbor match contributions. For the years ended December 31, 2011, 2010 and 2009, the Company made contributions of $0.6 million, $0.5 million and $0.4 million, respectively, under this plan.

16. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION

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

The two operating segments offer subscription-based online products that provide instruction, practice, assessment and productivity tools for teachers and students. The content and engineering teams operate in a similar manner to enhance and maintain the products. The primary customer bases for both operating segments are schools. The markets for the United States and United Kingdom are both English-speaking, which is important from a product marketing and development perspective. Both operating segments have similar rates of profitability.

Geographical areas are the United States and the United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
United States	$66,213	$55,640	$42,768
United Kingdom	7,052	3,010	—

Total revenue	$73,265	$58,650	$42,768

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	December 31, 2011	December 31, 2010
Long-lived assets:
United States	$23,951	$33,134
United Kingdom	12,426	13,791

Total long-lived assets	$36,377	$46,925

Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in the United Kingdom can be impacted by changes in currency exchange rates.

17. RELATED-PARTY TRANSACTIONS

The Company is a party to an agreement with a stockholder to provide advisory services in connection with the identification, evaluation and acquisition of businesses. The stockholder receives a transaction fee upon the successful consummation of any transaction that they identify. The amount of this transaction fee is dependent upon the size of the acquisition. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. During the year ended December 31, 2011, the Company incurred an aggregate of $0.3 million under this agreement related to the acquisition of Alloy and other transactions, which was accrued in accounts payable as of December 31, 2011. During the year ended December 31, 2010, the Company incurred and paid an aggregate of $1.5 million under this agreement related to the acquisition of EducationCity. During the year ended December 31, 2009 the Company did not incur or make any payments under this agreement.

Providence Equity Partners beneficially owns 47% of the Company’s outstanding shares of common stock. Providence Equity Partners paid for certain costs related to travel and other expenses of members of the Company’s Board of Directors and other staff assisting those Directors in certain oversight functions and invoiced the Company for reimbursement. During each of the years ended December 31, 2011 and 2010, $0.2 million of these costs were paid by the Company. No payments were made during the year ended December 31, 2009.

The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $0.9 million, $1.3 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company made certain tax payments of $0.2 million to states on behalf of shareholders of the LLC for periods prior to the Reorganization. These amounts were invoiced to these stockholders for reimbursement. No such payments were made during the years ended December 31, 2011 or 2009.

As part of the sale of TeacherWeb, the Company signed a transition services agreement with Edline whereby the Company performed certain accounting and administrative functions related to TeacherWeb for a period that was subsequently extended through October 31, 2010. During the transition period, certain costs were paid by the Company on behalf of TeacherWeb, which were billed to and reimbursed by Edline. The Company received no fee for the performance of these services. No amounts have been paid to Teacherweb vendors on behalf of Edline for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, the Company paid $1.0 million and $0.2 million, respectively, to TeacherWeb vendors on behalf of Edline, of which a total of $0.1 million was receivable from Edline as of December 31, 2010 and 2009, and is recorded in other current assets on the consolidated balance sheet. Additionally, the Company agreed to pay severance costs for one employee for a period of one year, ending October 31, 2011 to be reimbursed by Edline. For the year ended December 31, 2011, the Company paid $0.2 million to TeacherWeb on behalf of Edline related to these severance payments.

On October 4, 2011, Archipelago Learning, LLC, a wholly owned subsidiary of the Company, entered into an Agreement with Bulldog Super Holdco, Inc., a Delaware corporation, which became the ultimate parent company of Blackboard, Inc. Pursuant to the Agreement, Archipelago Learning, LLC sold 656,882 shares of Series A Preferred Stock in Edline for a total of approximately $12.2 million. In addition, the Company received approximately $2.1 million for a notes receivable and a dividend of approximately $0.6 million in connection with the Edline Sale. The Edline Sale represented the Company’s entire investment in Edline. The Company recorded a gain of $6.4 million before tax. As a result of the Edline Sale, Tim McEwen, the Chairman, President and Chief Executive Officer of the Company, has resigned from the Board of Directors of Edline, on which he had previously served. The Edline Sale was in connection with a series of transactions pursuant to which Blackboard was acquired by affiliates of Providence Equity Partners, which beneficially owns 47% of the Company’s outstanding shares of common stock and pursuant to which Edline became a subsidiary of Blackboard.

EducationCity U.K. leases office space in Rutland, U.K. which is owned by the pension funds of two former officers and stockholders of the Company. The Company made payments under this lease for $0.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. The Company concluded during purchase accounting that this lease is a market based lease.

In connection with the purchase of EducationCity, the Company incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders. As of December 31, 2011, this note payable has been paid in full by the Company.

18. RESTRUCTURING COSTS

On October 6, 2011, in order to better market its portfolio of products in the United States, the Company announced a plan to fully integrate its U.S. operations of EducationCity into Study Island, resulting in the closing of the EducationCity office in Naperville, Illinois as of December 31, 2011. As a result of this integration, the Company anticipates incurring restructuring charges of approximately $1.0 million (including $0.3 million in accelerated depreciation and other non-cash expenses). During 2011, the Company has recorded $0.9 million in restructuring related costs related to the closing of the EducationCity office in Naperville, which have been recorded to general and administrative expense within the consolidated statement of income.

19. SUBSEQUENT EVENTS

On January 1, 2012, Bobby Babbrah, was named executive vice president and chief technology officer of the Company. Ray Lowrey ceased to be the Company’s executive vice president and chief technology officer, effective January 1, 2012. Mr. Lowrey will continue on in a new role as a technical consultant for three to nine months (the “Transition Period”). After the Transition Period, it is contemplated that Mr. Lowrey will resign from the Company and at that time enter into a Separation Agreement.

Effective January 31, 2012, Julie Huston resigned from her position as the Company’s executive vice president, global sales.

On January 10, 2012, the Company granted an aggregate of 7,523 restricted stock units to Tim McEwen, Chairman, President and Chief Executive Officer of the Company. Subject to Mr. McEwen’s continued employment, 41 2/3% of the restricted stock units will be settled in cash six months after the grant date on July 10, 2012, and the remaining restricted stock units will be settled in common stock of the Company four years from the grant date on January 10, 2016. Pursuant to the terms of the restricted stock unit agreement, Mr. McEwen will receive 7,523 dividend equivalent rights. Each dividend equivalent right relates to one restricted stock unit and entitles him to an amount equal to the per share dividend, if any, paid by the Company during the period between the grant date and vesting date of the related restricted stock unit. Each dividend equivalent right will vest and be payable in cash at the time that the related restricted stock unit is settled.

On March 2, 2012, the Company entered into an amendment to our Credit Agreement (the “Amendment”), by and among Archipelago Learning, LLC as borrower, AL Midco, LLC, Archipelago International Holdings and Education City Inc. as the other credit parties, and the Company’s lenders. The Amendment permits a capital contribution to Archipelago Learning Holdings UK, Ltd. of inter-company loans previously made by Archipelago International Holdings, Inc., as lender, to Archipelago Learning Holdings UK, Ltd., as borrower.

Merger Agreement with Plato Learning, Inc.

On March 3, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plato Learning, Inc., a Delaware corporation (“Plato”) and Project Cayman Merger Corp., a wholly owned subsidiary of Plato, providing for the merger of Project Cayman Merger Corp. with and into the Company, with the Company continuing as the surviving corporation (“the Merger”). The Company’s Board of Directors (the “Board”), acting upon the unanimous recommendation of a transaction committee comprised of independent Directors of the Board, unanimously approved the Merger Agreement and the Merger.

Upon the Merger becoming effective, the Company will become a wholly owned subsidiary of Plato and each share of the Company’s common stock issued and outstanding immediately prior to the merger effective date will be converted into the right to receive $11.10 in cash, without interest (“Merger Consideration”), on the terms and subject to the conditions set forth in the Merger Agreement. As of the Merger effective date, all such shares of the Company’s common stock shall no longer be outstanding and shall automatically be canceled and shall cease to exist, and each holder of such Common Stock shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration.

Except as otherwise agreed to in writing between Plato, the Company and a holder of an option to purchase shares of the Company’s common stock, a holder of restricted stock, a holder of a restricted stock unit or a holder of a Shadow Option, at the Merger effective date:

•

each option (whether vested or unvested) to purchase a share of the Company’s common stock will be converted into the right to receive a payment in cash equal to the number of shares of the Company’s common stock subject to such option multiplied by the difference between the Merger Consideration and the per share exercise price of such option;

•

each share of the Company’s common stock that constitutes restricted stock that is vested or that, upon consummation of the Merger, will automatically vest in accordance with its terms, shall be cancelled, terminated and converted into the right to receive a payment in cash equal to the Merger Consideration, together with any accrued cash dividends (if any);

•

each restricted stock unit (whether vested or unvested) and related dividend equivalent right will be cancelled, terminated and converted into the right to receive a payment in cash equal to the Merger Consideration, which cash shall be divided among certain named employees of the Company;

•

each Shadow Option outstanding immediately prior to the Merger effective date that represents the right to receive a cash payment based on the value of the Company’s common stock upon the occurrence of certain events shall, as of the Merger effective date, be cancelled, terminated and converted into the right to receive a cash amount equal to the excess, if any, of the Merger Consideration per share of the Company’s common stock over the date of grant price.

Each share of restricted stock that is unvested at the effective time of the Merger and is not automatically vested pursuant to its terms upon consummation of the Merger will be forfeited, without any consideration paid to the holder thereof. As a result of the vesting of the equity awards, noted above, any remaining unamortized compensation expense related to each respective equity award will be recognized at that time.

The Merger Agreement contains customary representations, warranties and covenants, including covenants requiring each of the parties to use reasonable best efforts to cause the Merger to be consummated. The Merger Agreement also requires the Company to take all reasonable action necessary to convene and hold a stockholders’ meeting to vote on an adoption of the Merger Agreement.

The completion of the Merger is subject to various customary closing conditions, including (i) the adoption of the Merger Agreement by the stockholders of the Company entitled to vote thereon (“Stockholder Approval”), (ii) no court having issued an injunction that prohibits the consummation of the Merger and no court or governmental entity having enacted a law, rule or regulation that prohibits the consummation of the Merger and (iii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) subject to specified materiality standards, the accuracy of representations and warranties of each party and (v) the compliance by each party in all material respects with their obligations under the Merger Agreement.

Under the Merger Agreement, the Company is subject to a customary “no shop” restriction on its ability to solicit alternative acquisition proposals or to provide information to or engage in discussions or negotiations with third parties regarding alternative acquisitions proposals. The no-shop provision is subject to a customary “fiduciary out” provision that allows the Company, prior to receipt of Stockholder Approval, to provide information and participate in discussions with respect to unsolicited acquisition proposals that the Company’s Board of Directors reasonably believes could lead to a Superior Proposal and certain other conditions are met. The Board has agreed to recommend that the Company’s stockholders adopt the Merger Agreements. However, the Board may, subject to certain conditions, change its recommendation in favor of adoption of the Merger Agreement if, in connection with receipt of an alternative proposal, it determines in good faith that such action is necessary to comply with its fiduciary duties or if, in connection with a material development or change in material circumstances occurring or arising after the date of the Merger Agreement that is not an alternative acquisition proposal, it determines that such action is advisable in order to comply with its fiduciary duties. A “Superior Proposal” is a written acquisition proposal for more than 80% of the outstanding shares of the Company’s common stock or more than 80% of the consolidated assets of the Company on terms that the Company Board has determined in good faith, after taking into consideration all relevant factors, are more favorable to the Company’s stockholders than the Merger.

The Merger Agreement contains certain termination rights, including a termination right of the Company in order to accept a Superior Proposal if certain requirements are met, and provides that (i) in the event of termination of the Merger Agreement under specified circumstances, the Company will owe Plato a cash termination fee of approximately $10.2 million; and (ii) in the event of termination of the Merger Agreement under specified circumstances, Plato will owe the Company a cash reverse termination fee of approximately $20.4 million. Thoma Bravo Fund X, L.P. (the “Thoma Bravo Fund”) has executed a Limited Guarantee, dated March 3, 2012, pursuant to and subject to the terms and conditions of which the Thoma Bravo Fund has guaranteed the payment of the reverse termination fee that may be payable by Plato under certain termination events pursuant to the Merger Agreement. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated within 120 days of the effective date of the Merger Agreement, which period may be extended for up to 30 days in certain circumstances.

Plato has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. The Thoma Bravo Fund has committed to provide equity funding and Credit Suisse Securities (USA) LLC, Credit Suisse AG and Jeffries Finance LLC have committed to provide debt funding in connection with the transactions contemplated by the Merger Agreement. The Thoma Bravo Fund has provided the Company with a limited guarantee in favor of the Company guaranteeing the payment of the cash termination fee, in the event it is payable by Plato.

In connection with the Merger Agreement, stockholders who collectively hold approximately 49% of the aggregate voting power of the Company have entered into voting agreements in support of the Merger (the “Support Agreements”). The obligations of the stockholders under the Support Agreements to vote in favor of the Merger, and against any alternative acquisition proposals, will terminate if the Merger Agreement is terminated or if the Board withdraws its recommendation for the Merger under the circumstances permitted by the Merger Agreement.

For the year ended December 31, 2011, the Company incurred expenses totaling $0.9 million related to pursuing strategic alternatives, which ultimately resulted in the signing of the Merger Agreement with Plato, which have been recorded to general and administrative expense within the consolidated statement of income. Including the expenses incurred in 2011, we estimate that total expenses that will be incurred by the Company as a result of this transaction, excluding non-cash stock based compensation related expenses, will be approximately $8.7 million to $9.7 million.

In connection with our proposed Merger with Plato, on March 7, 2012, the Company, Plato, Merger Sub and members of our board of directors were named as defendants in a class action lawsuit (the “Shareholder Lawsuit”) filed in the County Court at Law Number 3 in Dallas County, Texas on behalf of our public shareholders. The Shareholder Lawsuit alleges: (i) breaches of fiduciary duties by members of our board of directors in connection with the proposed Merger, (ii) a claim for aiding and abetting the breach of fiduciary duty against all defendants, (iii) that the proposed Merger is inadequate, unfair and unreasonable, and (iv) that the Merger Agreement unfairly deters competitive offers. The Shareholder Lawsuit seeks to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses in connection with the Shareholder Lawsuit, including reasonable attorneys’ and experts’ fees and expenses. The Company has also become aware of at least one additional potential shareholder lawsuit related to the proposed Merger. The Company believes that the Shareholder Lawsuit and any potential similar lawsuits are without merit and intends to assert appropriate defenses.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated as of March 3, 2012, among Archipelago Learning, Inc., Plato Learning, Inc., and Project Cayman Merger Corp. (filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

3.1	Form of Certificate of Incorporation of Archipelago Learning, Inc. (filed as Exhibit 3.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.2	Form of Bylaws of Archipelago Learning, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.3	Second Amended and Restated Limited Liability Company Agreement of Study Island Holdings, LLC. (filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

3.4	Corporate Bylaws of Archipelago Learning, Inc., as amended August 3, 2011 (filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 001-34555) filed on August 8, 2011)

4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.2	Form of Stockholders Agreement. (filed as Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.3	Reserved.

4.4	Form of Time Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.5	Form of Cash Return Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.6	Form of Cash Return Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.7	Form of Equity Value Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.8	Form of Director Restricted Stock Agreement. (filed as Exhibit 4.8 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 18, 2009)

4.9	Registration Rights Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Matt Drakard, Simon Booley and Tom Morgan. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

4.10	Restricted Stock Unit Agreement dated as of February 24, 2011 between Archipelago Learning, Inc. and Timothy McEwen. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on February 28, 2011)

10.1	2007 Equity Compensation Plan. (filed as Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.2	Form of Participation Share Agreement. (filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit Number	Description of Exhibits

10.3	Reserved

10.4	Form of Archipelago Learning, Inc. 2009 Omnibus Incentive Plan. (filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-1 (File no. 333-161717) filed on October 13, 2009)

10.5	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.6	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.7	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.7 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.8	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.9	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.11	Employment Agreement, dated as of January 28, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.12	First Amendment to Employment Agreement, dated as of March 16, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.13	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.13 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.14	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and Timothy McEwen. (filed as Exhibit 10.14 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.15	Employment Agreement, dated as of May 22, 2007, between Study Island, LLC and James Walburg. (filed as Exhibit 10.15 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.16	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and James Walburg. (filed as Exhibit 10.16 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.17	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and James Walburg. (filed as Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit Number	Description of Exhibits

10.18	Employment Agreement, dated as of August 28, 2009, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.19	Employment Agreement, dated as of September 15, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.20	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.21	Credit Agreement, dated as of November 16, 2007, by and among Study Island, LLC, the other persons designated as credit parties from time to time, General Electric Capital Corporation, as a lender and as agent for all lenders, NewStar Financial, Inc., as syndication agent, the other parties thereto as lenders and GE Capital Markets, Inc. and NewStar Financial, Inc., as joint lead arrangers and joint bookrunners. (filed as Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.22	Amendment No. 1 to Credit Agreement, dated as of May 21, 2008. (filed as Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.23	Amendment No. 2 to Credit Agreement, dated as of February 18, 2009. (filed as Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.24	Amendment No. 3 to Credit Agreement, dated as of April 30, 2009. (filed as Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.25	Amendment No. 4 to Credit Agreement, dated as of May 15, 2009. (filed as Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.26	Amendment No. 5 to Credit Agreement, dated as of September 2, 2009. (filed as Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.27	Guaranty and Security Agreement, dated as of November 16, 2007, by and among Study Island, LLC, General Electric Capital Corporation and the other grantors party thereto. (filed as Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.28	Office Building Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.28 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.29	First Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.30	Second Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.30 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.31	Office Building Lease, dated as of January 12, 2007, by and between Turtle Creek Limon, LP and Study Island, LLC. (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.32	First Amendment to Lease dated, as of January 17, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

Exhibit Number	Description of Exhibits

10.33	Second Amendment to Lease dated, as of September 30, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.34	Employment Agreement, dated as of October 12, 2009, between Archipelago Learning, LLC and Martijn Tel. (filed as Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.35	Third Amendment to Lease, dated as of October 23, 2009, by and between Turtle Creek Limon, LP and Archipelago Learning, LLC. (filed as Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.36	Archipelago Learning, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.36 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.37	Amendment No. 6 to Credit Agreement, dated as of November 2, 2009. (filed as Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.38	First Amendment to Employment Agreement, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.39	Employment Agreement, dated as of November 9, 2009, between Archipelago Learning, LLC and Allison Duquette. (filed as Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.40	Voting Agreement, among Providence Equity Partners, Cameron Chalmers, David Muzzo and MHT-S1 L.P. (filed as Exhibit 10.40 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.41	Form of Nonqualified Stock Option Award Agreement. (filed as Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.42	Transfer and Contribution Agreement. (filed as Exhibit 10.42 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.43	Assignment and Merger Agreement. (filed as Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.44	Certificate of Merger. (filed as Exhibit 10.44 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.45	Second Amendment to Employment Agreement, dated as of February 18, 2010, between Archipelago Learning, LLC and Ray Lowrey. (filed as Exhibit 10.45 to Annual Report on Form 10-K (File No. 001-34555) filed on March 5, 2010)

10.46	Archipelago Learning, Inc. Amended and Restated 2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 9, 2010)

10.47	Share Purchase Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Archipelago Learning Holdings UK Limited, Matt Drakard, Simon Booley and Tom Morgan. (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.48	Amendment No. 7 to Credit Agreement, dated as of June 9, 2010, by and among Archipelago Learning, LLC, the other credit parties party thereto, the lenders party thereto and General Electric Capital Corporation, as agent. (Filed as Exhibit 10.2 to Current Report on Form 8-K (file No. 001-34555) filed on June 10, 2010)

Exhibit Number	Description of Exhibits

10.49	Service Agreement, dated as of June 9, 2010, by and between Matthew Drakard and Educationcity Limited. (filed as Exhibit 10.3 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.50	Service Agreement, dated as of June 9, 2010, by and between Simon Booley and Educationcity Limited. (filed as Exhibit 10.4 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.51	Employment Agreement between Archipelago Learning, Inc. and Mark S. Dubrow, dated as of January 3, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on January 7, 2011)

10.52	Separation Agreement between Archipelago Learning, Inc. and James B. Walburg, dated as of January 7, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K/1 (File No. 001-34555) filed on January 10, 2011)

10.53	Lease Agreement between Archipelago Learning, LLC and Gaedeke Holdings II, Ltd. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2011).

10.54	Service Agreement by and between Richard Whalley and Educationcity Limited dated as of March 1, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.55	Amendment, dated as of March 3, 2011, to the Service Agreement by and between Matthew Drakard and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.56	Amendment, dated as of March 4, 2011, to the Service Agreement by and between Simon Booley and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.57	First Amendment to the McEwen Restricted Stock Agreements (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on August 8, 2011)

10.58	Securities Purchase Agreement dated as of October 4, 2011, by and between Bulldog Super Holdco, Inc. and the sellers set forth in Schedule I thereto (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on October 6, 2011).

10.59	Employment Agreement, dated as of March 15, 2011, between Archipelago Learning, LLC and Donna Regenbaum (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on May 10, 2011

10.60	Amended and Restated Employment Agreement between Archipelago Learning, Inc. and Mark Dubrow, dated as of April 19, 2011 (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed on May 12, 2011)

10.61	Amendment No. 8 to Credit Agreement dated March 2, 2012, among Archipelago Learning, LLC, AL Midco, LLC, Archipelago International Holdings, Education City Inc., General Electric Capital Corporation, Newstar Trust 2005-1, Newstar Commercial Loan Trust 2006-1, Newstar Commercial Loan Trust 2007-1, Newstar Loan Funding, LLC, Newstar Credit Opportunities Funding II Ltd., BMO Capital Markets Financing, Inc., and General Electric Capital Corporation. (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

10.62	Support Agreement dated as of March 3, 2012, among Plato Learning, Inc., Archipelago Learning, Inc. and Providence Equity Partners V L.P. (filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

10.63	Support Agreement dated as of March 3, 2012, among Plato Learning, Inc., Archipelago Learning, Inc. and Providence Equity Partners V-A L.P. (filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

Exhibit Number	Description of Exhibits

10.64	Support Agreement dated as of March 3, 2012, among Plato Learning, Inc., Archipelago Learning Inc. and Tim McEwen. (filed as Exhibit 2.4 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

11.1*	Statement re computation of per share earnings (incorporated by reference to Notes to the Consolidated Financial Statements included in this Annual Report).

18.1*	Preferability Letter from Deloitte & Touche LLP Regarding Change in Annual Goodwill Impairment Date

14.1	Executive Code of Ethics (406 Code) of Archipelago Learning, Inc., as amended August 3, 2011 (filed as Exhibit 14.1 to Current Report on Form 8-K (File No. 001-34555) filed on August 8, 2011)

21.1*	List of Subsidiaries of Archipelago Learning, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial Statement Schedule of Condensed Financial Information of Registrant

99.2*	Financial Statement Schedule of Valuation and Qualifying Accounts

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.