Form 10-K/A
period 2011-12-31
Archipelago Learning, Inc.
filed 2012-04-30
CIK 1470699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of April 23, 2012 was 26,345,675.

DOCUMENTS INCORPORATED BY REFERENCE

This Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2011 is being filed to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, filed on March 15, 2012.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Archipelago Learning, Inc. (the “Registrant” or the “Company”) for the year ended December 31, 2011 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Except for Items 10, 11, 12, 13 and 14 of Part III, no other information included in the Original Form  10-K is amended or changed by this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officer Information

The following table sets forth the names, ages and positions as of April 23, 2012, of each executive officer of Archipelago Learning, Inc. Each of our executive officers has been elected by our Board of Directors and will serve until his or her successor is duly elected and qualified.

Name	Age	Position
Tim McEwen	58	Chairman, Chief Executive Officer and President
Mark S. Dubrow	50	Executive Vice President and Chief Financial Officer
Martijn Tel	42	Executive Vice President and Chief Operating Officer
Donna Regenbaum	45	Executive Vice President, Strategy, Product and Marketing

Tim McEwen joined us in March 2007 as our President, Chief Executive Officer and Director and oversees the strategic direction, and drives the growth, development and leadership of our organization. In April 2011, he was appointed Chairman of the Board. Mr. McEwen has over 35 years of experience in the education sector. From January 2004 to March 2007, Mr. McEwen served as Chief Executive Officer of Harcourt Achieve, Inc., a multinational supplemental education company. From July 2000 to December 2003, Mr. McEwen served as Executive Vice President and Chief Operating Officer of Haights Cross Communications, Inc., which specializes in the development and publication of educational products. From 1996 to 2000, Mr. McEwen served as President and Chief Executive Officer of Thomson Learning’s Higher Education and Lifelong Learning Groups (now Cengage Learning), a leader in the creation of digital and print educational products for the college market Mr. McEwen is a former member of the board of directors of Edline Holdings LLC, an educational technology company. Mr. McEwen earned a B.S. in Education from East Stroudsburg State University and an M.S. in Education from the University of Georgia.

Mark S. Dubrow joined us in January 2011 as our Executive Vice President and Chief Financial Officer and oversees the finance and accounting functions of the organization. He is an experienced corporate executive and financial expert with over 20 years of financial and operating experience. From August 2008 to January 2011, Mr. Dubrow was the as Chief Financial Officer for Pegasus Solutions, a previously public software-as-a-service business with a similar subscription business model as that of Archipelago Learning. During his 10 years with Pegasus, Mr. Dubrow held various finance and executive positions including President of their Financial Services Division and Senior Vice President, Corporate Finance. Prior to joining Pegasus Solutions, he held financial positions with Homestead Village, American Management Systems and Marriott International. Mr. Dubrow earned a B.S. in Accounting from the University of Maryland/University College, and an M.B.A. from the University of Texas at El Paso.

Martijn Tel joined us in October 2009 is currently our Executive Vice President and Chief Operating Officer. Mr. Tel is responsible for daily operations of Study Island, Reading Eggs, and Northstar Learning product lines. He has over 15 years of finance and operations experience, previously serving as Chief Operating Officer and Chief Financial Officer for Medical Media Holdings from January 2008 to October 2009. Mr. Tel has held executive finance positions in the education sector including, as Chief Financial Officer for Harcourt Education Global Operations from March 2007 to January 2008, three years as Chief Financial Officer for Harcourt Achieve, a multi-national supplemental education company from April 2004 to February 2008, and two years as Chief Financial Officer for Classroom Connect, a company that creates professional development programs and online instructional materials for K-12 education. Mr. Tel began his career at Elsevier Science spending time in both the Amsterdam and New York offices. He earned a graduate (drs) degree and a postgraduate “controllersopleiding” (RC) from the VrijeUniversiteit in Amsterdam, The Netherlands.

Donna Regenbaum joined us in January 2011 as our Executive Vice President, Strategy, Product and Marketing and is responsible for managing corporate strategy, product development, and marketing. She has over 20 years of management experience in both large and small organizations, most recently as Chief Operating Officer at Current Energy, a Dallas-based energy management company from July 2007 to May 2010. Prior to Current Energy, Ms. Regenbaum served in several leadership positions at Dell, including Director, Services Business & Sales Operations for Small & Medium Business, from March 2004 to July 2007. Ms. Regenbaum has held various leadership positions at Nokia Mobile Phones, Weblink Wireless, iChoose, and Bain & Company. She earned a B.A. with distinction in History and Economics from Stanford University, and an M.B.A. from the Harvard Business School.

In addition to the executive officers listed above, from January 2012 until April 2012, Bobby Babbrah served as our Executive Vice President and Chief Technology Officer. On March 3, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plato Learning, Inc., a Delaware corporation (“Plato”) and Project Cayman Merger Corp., a wholly owned subsidiary of Plato, providing for the merger of Project Cayman Merger Corp. with and into us, with us continuing as the surviving corporation and a wholly owned subsidiary of Plato (the “Merger”). In connection with an assessment of our personnel needs following the Merger, we determined that our operations will not require a chief technology officer after we become a subsidiary of Plato. Accordingly, Mr. Babbrah was given notice of his termination on April 16, 2012, prior to his relocation. We expect that Mr. Babbrah will assist with a transition for one month following this notice, and that Ray Lowrey, our Special Technical Consultant and former Executive Vice President and Chief Technology Officer, will continue to provide support during an ongoing transition period that we expect to continue following the Merger.

Board of Directors

Our board is comprised of seven members as of April 23, 2012:

Name	Age	Position
Tim McEwen	58	Chairman, Chief Executive Officer and President
Brian H. Hall	64	Independent Director
Thomas F. Hedrick	54	Independent Director
Ruth E. Orrick	53	Independent Director
J. David Phillips	35	Director
Troy Stovall	47	Independent Director
Peter O. Wilde	44	Director

Tim McEwen joined us in March 2007 as our President, Chief Executive Officer and Director and oversees the strategic direction, and drives the growth, development and leadership of our organization. In April 2011, he was appointed Chairman of the Board. Mr. McEwen has over 35 years of experience in the education sector. From January 2004 to March 2007, Mr. McEwen served as Chief Executive Officer of Harcourt Achieve, Inc., a multinational supplemental education company. From July 2000 to December 2003, Mr. McEwen served as Executive Vice President and Chief Operating Officer of Haights Cross Communications, Inc., which specializes in the development and publication of educational products. From 1996 to 2000, Mr. McEwen served as President and Chief Executive Officer of Thomson Learning’s Higher Education and Lifelong Learning Groups (now Cengage Learning), a leader in the creation of digital and print educational products for the college market. Mr. McEwen is a former member of the board of directors of Edline Holdings LLC, an educational technology company. Mr. McEwen earned a B.S. in Education from East Stroudsburg State University and an M.S. in Education from the University of Georgia.

Mr. McEwen has extensive leadership experience in the education industry, serving in Chief Executive Officer, Executive Vice President and Chief Operating Officer roles at leading educational companies, as well as an educator and user of our products, before joining us as our President and Chief Executive Officer. Mr. McEwen led the rapid growth and expansion of our business and oversaw our initial public offering. In addition, Mr. McEwen has prior experience serving on the board of a private educational service company.

Brian H. Hall has been a member of our Board of Directors since November 2009. From January 2007 to August 2007, Mr. Hall served as Vice Chairman of Thomson Corporation, a business and professional information company, where he created and led the new corporate investment process, and directed Thomson’s corporate strategy, marketing, communications and branding initiatives. From 1998 to 2006, Mr. Hall served as President and Chief Executive Officer of Thomson Legal & Regulatory and West Publishing. Prior to joining Thomson, Mr. Hall was President of Shepard’s and Executive Vice President of McGraw-Hill. Mr. Hall is a former member of the board of directors of Bank One of Colorado Springs and Ryerson of Canada, and currently serves on the board of IHS, Inc., a provider of critical information and insight. Mr. Hall graduated from The Defiance College and earned an MBA from the Rochester Institute of Technology.

Mr. Hall has extensive leadership experience in the education industry and extensive finance experience, particularly in the public company setting, while supervising finance and accounting professionals in his roles at Thomson Corporation and McGraw-Hill. He has experience serving on the boards of several public and private companies.

Thomas F. Hedrick has been a member of our Board of Directors since January 2010. Since 2002, Mr. Hedrick has been Managing Director of two venture capital investment and advisory firms, Dillon Joyce, Ltd. and HP Growth Partners LLC and is currently an Operating Partner with Stephens Group, LLC. Mr. Hedrick has also been an advisor to Vortex Partners LP, a Dallas-based venture fund and to SSM Partners, a Memphis-based growth capital fund. From 1987 through 2002, Mr. Hedrick was with McKinsey & Company where he rose to the position of Director and managing partner of the Dallas office. While at McKinsey, Mr. Hedrick co-led the North American high tech practice and the Texas private equity and venture capital practices. Mr. Hedrick serves on the board of directors of Bulldog Solutions, an online marketing agency; CelAccess, a provider of wireless access control via SaaS; Pinnergy Ltd., an oilfield services and equipment provider; and FiberMedia, a company specializing in data centers for the financial services industry. Mr. Hedrick is past president of an elementary and middle school board and currently serves on the advisory board for the Alliance for Catholic Education consulting initiative. Mr. Hedrick earned a B.S. in Chemical Engineering from the University of Notre Dame and an M.B.A. from Harvard Business School.

Mr. Hedrick has extensive finance experience, having been in leadership positions at several investment and advisory firms. He has experience serving on the boards of several companies, and, as a former school board president, is familiar with the education industry.

Ruth E. Orrick has been a member of our Board of Directors since November 2010. Since 2008, Ms. Orrick has been a corporate affairs consultant and has been commissioned for consulting contracts in the corporate and non-profit markets. From 2007 to 2008, she was an executive coach at Executive Coaching International, a professional coaching organization. From 1994 through 2007, Ms. Orrick was with Thomson Legal & Regulatory, a $3.6 billion professional services division of the Thomson Corporation (now Thomson Reuters), where she steadily progressed to a role of Senior Vice President of Communications for Thomson Legal & Regulatory. Currently, she is the Board Secretary for the Institute of Basic & Applied Research in Surgery. Ms. Orrick earned a Bachelor’s degree in American Studies from the University of Minnesota, Minneapolis, and was a Humphrey Institute Policy Fellow at the Hubert H. Humphrey Institute of Public Affairs, University of Minnesota, Minneapolis.

Ms. Orrick has extensive finance experience, having been in leadership positions at a large corporation where she was responsible for overseeing multi-million dollar budgets and where she served as an active member of a committee where she was responsible for reviewing the financial statements of a large division of the corporation.

J. David Phillips has been a member of our Board of Directors since January 2007. Mr. Phillips is a Principal of Providence Equity Partners. Prior to joining Providence Equity Partners in 2005, Mr. Phillips worked at Hutchison Whampoa China and at Goldman Sachs in the Principal Investment Area. Mr. Phillips serves on the board of directors of Blackboard, a privately-held provider of enterprise software applications for the education industry, Ascend Learning, a provider of technology based learning solutions, the subsidiaries of which provide online educational products and higher education and vocational training solutions, and CSDVRS, which provides sign language services interpreting and video relay services to deaf and hard of hearing adults in the United States. Mr. Phillips earned a B.A. from Princeton University and an M.B.A. from Harvard Business School.

Mr. Phillips represents stockholder interests as he serves as a Principal of Providence Equity Partners, our largest stockholder, and was initially appointed by a majority of our stockholders. Mr. Phillips also has extensive private equity and finance experience serving on the boards of several companies in the education industry. In addition, Mr. Phillips was actively involved in our initial public offering process.

Troy Stovall has been a member of our Board of Directors since June 2011. Since January 2010, Mr. Stovall has been Executive Vice President and Chief Operating Officer for Howard University. In addition, since March 2012, Mr. Stovall has been the Managing Director of Acorn Systems, a cost management firm. Prior to joining Howard University, Mr. Stovall was a Managing Member and Founder of LeMaile Stovall LLC, a management consulting firm, since 2001. From July 2004 through December 2009, Mr. Stovall served as the Senior Vice President and Chief Financial Officer for Jackson State University (JSU). During this time, he also served as Treasurer of the JSU Development Foundation, Director for the Mississippi eCenter Foundation and Executive Director of the JSU Educational Building Corporation. Prior to JSU, Mr. Stovall was Co-Founder and

Chief Executive Officer of GulfSouth Capital and Managing General Partner of GS Ventures from January 1999 to January 2001, and worked as a consultant for McKinsey & Co from January 1994 to January 1999. Mr. Stovall also serves on the board of directors of Internet America (GEEK). Stovall earned a B.S. in Electrical Engineering from Southern Methodist University, an M.S. in Computer Science from Stanford University, and an M.B.A. from Harvard Business School.

Mr. Stovall has extensive finance experience, having served as the Senior Vice President and Chief Financial Officer of JSU, Treasurer of the JSU Development Foundation, and from having been in various leadership positions at other organizations.

Peter O. Wilde has been a member of our Board of Directors since January 2007. Mr. Wilde is a Managing Director of Providence Equity Partners. Prior to joining Providence Equity Partners in 2002, Mr. Wilde was a General Partner at BCI Partners, where he began his career in private equity investing in 1992. Mr. Wilde is also a director of Blackboard, a privately-held provider of enterprise software applications for the education industry, New Asurion, a provider of wireless subscriber services, Education Management Corporation, a provider of post-secondary education, Ascend Learning, a provider of technology based learning solutions, and Study Group. Mr. Wilde earned a B.A. from Colorado College and an M.B.A. from Harvard Business School.

Mr. Wilde represents stockholder interests as he serves as a managing director of Providence Equity Partners, our largest stockholder, and was initially appointed by a majority of our stockholders. Mr. Wilde also has extensive private equity and finance experience and experience serving on the boards of several companies in the education industry. In addition, Mr. Wilde was actively involved in our initial public offering process.

Committees of the Board of Directors

Our Board of Directors has appointed committees to perform certain management and administration functions. Our Board of Directors has four committees:

Audit Committee (1)	Nominating and Governance Committee (2)	Compensation Committee (3)	Transaction Committee (4)
Brian H. Hall	Brian H. Hall	Brian H. Hall	Brian H. Hall
Thomas F. Hedrick	Thomas F. Hedrick	Thomas F. Hedrick	Thomas F. Hedrick
Troy Stovall	Ruth E. Orrick	Troy Stovall	Troy Stovall
Ruth E. Orrick

(1)	Mr. Hall is Chairman of the Audit Committee
(2)	Ms. Orrick is Chairwoman of the Nominating and Governance Committee
(3)	Mr. Hedrick is Chairman of the Compensation Committee
(4)	Mr. Hedrick is Chairman of the Transaction Committee

The Audit, Compensation and Nominating and Governance Committees each operate under a written charter. Copies of these charters can be obtained from our website at www.archipelagolearning.com in the “Investor Relations” section under the “Corporate Governance” heading or by writing to our Corporate Secretary at our principal executive offices. The Transaction Committee operates under a written charter contained in the Board of Director’s unanimous written consent dated November 9, 2011.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board’s oversight of:

•	the integrity of our financial statements;

•	our systems of control over financial reporting and disclosure controls and procedures;

•	our compliance with legal and regulatory requirements;

•	our independent auditors’ qualifications and independence;

•	the performance of our independent auditors and our internal audit function;

•	all related person transactions for potential conflict of interest situations on an ongoing basis; and

•	the preparation of the Audit Committee Report, pursuant to SEC rules.

Messrs. Hall, Hedrick and Stovall serve on the Audit Committee. Mr. Hall serves as chairman of the Audit Committee and also qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 401(h)(2) of Regulation S-K. From January 2011 to June 2011 the Audit Committee members were Messrs. Hall and Hedrick and Ms. Orrick. In June 2011 Troy Stovall was appointed to our Board or Directors and also to the Audit Committee. Our Board of Directors has affirmatively determined that Messrs. Hall, Hedrick and Stovall all meet the definition of “independent directors” for the purposes of serving on the Audit Committee under applicable SEC and NASDAQ rules.

The Audit Committee met eleven times during 2011.

Nominating and Corporate Governance Committee

The primary purpose of the Nominating and Corporate Governance Committee is to:

•	identify and recommend to the Board individuals qualified to serve as Directors of our Company and on committees of the Board;

•	advise the Board with respect to the Board composition, procedures and committees;

•	develop and recommend to the Board a set of corporate governance guidelines and principles applicable to us; and

•	review the overall corporate governance of our Company and recommend improvements when necessary.

Messrs. Hall and Hedrick and Ms. Orrick serve on the Nominating and Corporate Governance Committee and Ms. Orrick is the chairwoman. Michael Powell served on this committee until his resignation from the Board on April 5, 2011. On April 14, 2011 Mr. Hedrick and Ms. Orrick were appointed to the Committee to ensure that we were in compliance with NASDAQ independence rules. Our Board of Directors has affirmatively determined that Messrs. Hall and Hedrick and Ms. Orrick meet the definition of “independent directors” for the purpose of serving on the Nominating and Corporate Governance Committee under applicable NASDAQ rules.

The Nominating and Corporate Governance Committee met five times during 2011.

Compensation Committee

The primary purpose of our Compensation Committee is to:

•	recommend to our Board of Directors for consideration, the compensation and benefits of our executive officers and key employees;

•	monitor and review our compensation and benefit plans;

•	administer our stock and other incentive compensation plans and programs and prepare recommendations and periodic reports to the Board of Directors concerning such matters;

•	prepare the Compensation Committee report required by SEC rules to be included in our annual report;

•	prepare recommendations and periodic reports to the Board of Directors as appropriate; and

•	handle such other matters that are specifically delegated to the Compensation Committee by our Board of Directors from time to time.

Messrs. Hall, Hedrick and Stovall serve on the Compensation Committee; Mr. Hedrick serves as the chairman. Mr. Phillips served on the Compensation Committee until June, 2011. From April 2011 through June 2011 Ms. Orrick served on the Compensation Committee. Both Mr. Phillips and Ms. Orrick stepped down from the Compensation Committee when Mr. Stovall was elected to the Board in June and the Committees were realigned. Our Board of Directors has affirmatively determined that Messrs. Hall, Hedrick and Stovall meet the definition of “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended and the definition of a “non-employee director” for the purposes of Section 16 of the Exchange Act and are independent Directors under NASDAQ rules.

The Compensation Committee met six times during 2011.

Interlocks and Insider Participation

None of our executive officers serve on the compensation committee or board of directors of any other company of which any of the members of our Compensation Committee or any of our Directors is an executive officer.

Transaction Committee

The primary purpose of the Transaction Committee is to:

•	evaluate and review potential transactions and to make recommendations with respect to the approval of such transactions to the Board;

•

formulate, establish, oversee, and direct a process for the identification, evaluation, and negotiation of a potential sale of the Company, by merger or otherwise, and approve our personnel involved in such process;

•

make recommendations to the Board in conjunction with any of the foregoing, including with respect to the proposed Transaction, that the committee deems necessary or advisable, in its sole discretion, including, without limitation, that the Board of Directors approve or disapprove any definitive agreement or plan of merger;

•	retain independent legal counsel at our expense to advise the committee;

•	receive advice and reports from our transaction counsel, the committee’s legal counsel and our financial advisor;

•

review the terms (including fees) of any engagement by us of a financial advisor, public relations firm or other outside advisor or consultant (other than counsel to the Company) and make recommendations to the Board with respect to any such engagement;

•

review the terms of any management or employee incentive plans to be put in place in connection with the potential transaction and make recommendations to the Compensation Committee and the Board with respect to any such plans;

•	review and approve any presentations to be made by management to potential purchasers prior to their use by management or our financial advisor;

•	review and approve any timeline, work plan or process with respect to a potential transaction and any subsequent changes thereto;

•	review and recommend key terms of any potential transaction and authorize the discussion of such key terms;

•	review and approve any external communications regarding a potential transaction; and

•	chair update meetings regarding a potential transaction and provide status reports to the Board.

The Transaction Committee was established in October 2011 to assist the Board in reviewing proposed strategic alternatives. The Committee is comprised of the four independent members of our Board of Directors, Messrs. Hall, Hedrick and Stovall and Ms. Orrick. Mr. Hedrick is the chairman of the committee. Our Board of Directors has affirmatively determined that Messrs. Hall, Hedrick and Stovall and Ms. Orrick meet the definition of “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the definition of a “non-employee director” for the purposes of Section 16 of the Exchange Act, and are independent Directors under NASDAQ rules.

The Transaction Committee met eight times during 2011.

Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our bylaws provide that our Board of Directors will consist of between three and eleven Directors. Our Board of Directors has determined that the Board shall consist of seven Directors, four of which will be independent.

Our business and affairs are overseen by our Board of Directors pursuant to applicable laws and regulations and our bylaws. Members of the Board of Directors are kept informed of our business through discussions with members of management, by reviewing materials provided to them and by participation in Board and Committee meetings. Regular attendance at Board meetings and the annual meeting is required of each Director. Members of the Board of Directors are elected annually by the stockholders. All Board Members attended the 2011 annual meeting or participated via conference call.

Until April 2011, the Chairman of the Board and the Chief Executive Officer were separate individuals. Our prior Chairman was not independent, as he was an officer of Providence Equity Partners, a large stockholder. Effective April 15, 2011, Tim McEwen, President and Chief Executive Officer, was elected as the Chairman of the Board. The Board had previously designated Thomas F. Hedrick as the Independent Presiding Director, and, effective as of April 14, 2011, the Board designated Ruth E. Orrick to be the Independent Presiding Director. Our independent Directors meet in executive session at least five times annually to review any topics specifically delegated to them by the Board and any other topics the independent Directors determine. The Independent Presiding Director has the following responsibilities:

•	to convene, chair and determine agendas for executive sessions;

•	to determine in consultation with the Chairman the schedule for Board meetings, agenda items and the Board’s related information needs;

•	to assist the Board in the evaluation of senior management and communication of such evaluation to the CEO;

•	to serve as an information resource for other Directors and act as a liaison between Directors, committee chairs and management

•	to liaise with stockholders, rating agencies and regulators; and

•	to speak for the Board in circumstances where it is appropriate for the Board to have a voice distinct from that of management.

Our Board of Directors has determined that this leadership structure is appropriate; it segregates authority between independent and non-independent members of the Board and provides representation to minority investors.

The Board met 13 times during 2011, with 96% attendance of the Directors. No Director attended less than 85% of the meetings during their service on the Board for 2011.

Director Independence

In making independence determinations, the Board of Directors observes all criteria for independence established by the SEC, NASDAQ and other governing laws and regulations. Our Board of Directors has affirmatively determined that Messrs. Hall, Hedrick and Stovall and Ms. Orrick are independent Directors under the rules of NASDAQ and that Messrs. Hall, Hedrick and Stovall and Ms. Orrick are independent Directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. Mr. Powell was also determined to be an independent Director under the rules of NASDAQ until he resigned from the Board on April 5, 2011. Mr. Stovall was elected to the Board as an independent director on June 8, 2011.

As of April 5, 2011, as a result of Michael Powell’s resignation from the Board, we were no longer in compliance with NASDAQ’s majority independent board composition requirements as set forth NASDAQ Listing Rule 5605(b)(1), which requires listed companies to maintain an independent majority board. Consistent with NASDAQ Listing Rule 5605(b)(1)(A), NASDAQ provided us with a cure period of 180 days from the time of the event causing the Company’s non-compliance in order to regain compliance. As a result of Mr. Stovall’s appointment to the Board of Directors on June 8, 2011, we regained compliance. On June 10, 2011, we received a letter from NASDAQ, confirming our compliance with NASDAQ Listing Rule 5605(b)(1).

Director Nominations

Either the Board or stockholders may recommend candidates for the Board of Directors. Stockholders wishing to submit candidates should provide the information about the candidate to be considered in writing to the Nominating and Corporate Governance Committee, c/o Archipelago Learning, Inc., 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204. Candidate information should include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and us within the last three years and evidence of the nominating person’s ownership of our stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for Board membership, including issues of character, judgment, diversity, age, independence, expertise, corporate experience, length of service, other commitments and the like, personal references, and an indication of the candidate’s willingness to serve.

In selecting Director candidates proposed by either the Board or stockholders, the Nominating and Corporate Governance Committee considers whether the candidates possess the required skill sets and fulfill the qualification requirements of Directors approved by the Board, including integrity, objectivity, sound judgment, leadership, courage and diversity. Diversity characteristics considered by the Nominating and Corporate Governance Committee include the types of experience and skills held by the Board members, including finance, operational, strategy, risk, regulatory and oversight experience and skills, the current commitments of the Board members and the perspective of the Board members, including representation of large stockholders, management, and minority investors. The diversity of the Board is one of the factors utilized in the annual review of the Board performed by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee considers the current composition of the Board, the annual evaluation of the Board of Directors as a whole and the performance of individual Directors, in order to determine the types of experience and skills that are required by the Board with its current members. While the Nominating and Corporate Governance Committee has not established specific minimum qualifications for Director candidates, the Nominating and Corporate Governance Committee believes that candidates and nominees must reflect a Board that is comprised of Directors who (1) are predominantly independent, (2) are of high integrity, (3) have broad, business-related knowledge and experience at the policy-making level in business or technology, including their understanding of the education and/or Software as a Service industry and Archipelago Learning’s business in particular, (4) have qualifications that will increase overall Board effectiveness and (5) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members.

With regard to candidates who are properly recommended by stockholders or by other means, the Nominating and Corporate Governance Committee will review the qualifications of any such candidate, which review may, in the Nominating and Corporate Governance Committee’s discretion, include interviewing references for the candidate, direct interviews with the candidate, or other actions that the Nominating and Corporate Governance Committee deems necessary or proper. In evaluating and identifying candidates, the Nominating and Corporate Governance Committee has the authority to retain and terminate any third party search firm that is used to identify Director candidates and has the authority to approve the fees and retention terms of any search firm. The Nominating and Corporate Governance Committee will apply these same principles when evaluating Board candidates who may be elected initially by the full Board to fill vacancies or add additional Directors prior to the Annual Meeting of stockholders at which Directors are elected. After completing its review and evaluation of Director candidates, the Nominating and Corporate Governance Committee recommends the Director nominees to the full Board of Directors for consideration.

Code of Business Conduct and Ethics

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

Indemnification of Officers and Directors

Our certificate of incorporation and bylaws provide that we will indemnify our Directors and officers to the fullest extent permitted by Delaware General Corporation Law, or DGCL. We have directors’ and officers’ liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances.

In addition, our certificate of incorporation provides that our Directors will not be liable for monetary damages for breach of fiduciary duty, except for liability relating to any breach of the Director’s duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the DGCL or any transaction from which the Director derived an improper personal benefit.

We have also entered into indemnification agreements with each of our executive officers and Directors. The indemnification agreements provide the executive officers and Directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

Board Role in Risk Oversight

Our Board of Directors is responsible for oversight of our risk assessment and management process. The Board has delegated to the Compensation Committee basic responsibility for oversight of management’s compensation risk assessment, and has delegated to the Audit Committee tasks related to risk process oversight. In exercising its oversight duties, the Board receives reports from each committee regarding the committee’s considerations and actions. The Audit Committee’s process includes working with the Chief Financial Officer and other members of management and receiving reports on enterprise risk management, including management’s assessment of risk exposures (including risks related to liquidity, credit, operations and regulatory compliance, among others), and the processes in place to monitor and control such exposures. The Audit Committee may also, from time to time, receive updates between meetings from the Chief Executive Officer, the Chief Financial Officer and other members of management relating to risk oversight matters.

Communications to the Board of Directors

Stockholders may submit communications to the Board of Directors in writing by sending them to the Board of Directors, c/o Archipelago Learning, Inc., 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204, along with a copy of documentation showing the stockholder’s current holding in our common stock. All such communications are forwarded to the Lead Presiding Director, who receives and reviews them, forwards such communications to the appropriate committee of the Board of Directors or non-employee Director, and facilitates an appropriate response.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis section provides information about the material elements of the compensation paid, awarded to or earned by our “named executive officers,” who consist of our chief executive officer, our current and former executive vice president and chief financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2011. For 2011, the named executive officers were:

Name	Position
Tim McEwen	Chairman, Chief Executive Officer and President
Mark S. Dubrow	Executive Vice President and Chief Financial Officer
Julie Huston	Executive Vice President, Global Sales
Ray Lowrey	Executive Vice President and Chief Technology Officer
Martijn Tel	Executive Vice President and Chief Operating Officer
Jim Walburg	Former Executive Vice President and Chief Financial Officer

On January 31, 2011, Mr. Walburg resigned as Chief Financial Officer. The Board named Mark S. Dubrow as Executive Vice President, Chief Financial Officer and Secretary effective as of January 31, 2011.

This compensation discussion and analysis section addresses and explains the compensation practices that were followed in 2011 and prior periods, the numerical and related information in the summary compensation and other tables presented below as well as a discussion of our anticipated future compensation policy and approach.

History

Prior to our initial public offering in November 2009, we were a privately held company with a limited number of equity holders. As such, we were not subject to NASDAQ listing requirements or SEC rules requiring a majority of our Board of Directors be independent or relating to the formation and functioning of Board committees, including a Compensation Committee. We established a Compensation Committee in connection with our initial public offering. Beginning in June 2011, our Compensation Committee is comprised of three Directors that meet the definition of “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended and the definition of a “non-employee director” for the purposes of Section 16 of the Exchange Act and are independent Directors under NASDAQ rules.

Most, if not all, of our prior compensation policies have been the product of negotiations between the named executive officers and our founders or the board of managers of Archipelago Learning Holdings, LLC, our subsidiary and reporting entity prior to a corporate reorganization enacted in contemplation of our initial public offering in November 2009. Subsequent to our initial public offering, the Compensation Committee is responsible for implementing and administering all aspects of our benefits and compensation plans and programs.

The terms of all employment agreements in place prior to our initial public offering were negotiated by the employee and the board of managers of Archipelago Learning Holdings, LLC or our Board of Directors. Compensation decisions for 2011 relating to our named executive officers who were party to employment agreements, including the determination of annual bonuses and other incentive-based awards, were made by our Board of Directors. See “Employment Agreements” for discussion of our employment agreements with certain of out executive officers, including our named executive officers.

Objectives and Philosophy of Executive Compensation Policy

Our objective is to maintain a compensation policy that provides a competitive total executive compensation package that attracts and retains individuals of exceptional ability and managerial talent in a highly competitive market. Our executive compensation program is designed to align executive compensation with our key strategic, financial and operational goals and with the long-term interests of our stockholders.

In 2010 we engaged an independent outside compensation consultant to construct a peer group of companies, provide market information, provide advice on market practices and support specific decisions regarding compensation for named executives. For 2011, the Compensation Committee made certain determinations in consultation with and based on recommendations by Mr. McEwen.

For 2011, the Compensation Committee reviewed overall company and individual performance, as well as the applicable terms of any employment agreements, in connection with the review and determination of each named executive officer’s compensation. For overall company performance, the Compensation Committee reviewed and considered invoiced sales, revenue and Cash EBITDA. As an emerging growth company, we believe that increasing revenue and profitability are directly related to increasing stockholder value and linking compensation with company performance in these areas is supportive of the long-term interests of stockholders. Ms. Huston’s performance was also based on the achievement of sales goals, including overall sales, new business sales and sales to existing customers. For individual performance, the Compensation Committee reviews the executive’s achievement of non-financial objectives and consults with and considers the recommendations of Mr. McEwen. The Compensation Committee may also make compensation decisions on a discretionary basis.

Invoiced sales and Cash EBITDA are defined as follows:

•

We recognize invoiced sales in the period in which the purchase order or other evidence of an arrangement is received and the invoice is issued, which may be at a different time than the commencement of the subscription. Under GAAP, revenue for invoiced sales is deferred and recognized ratably over the subscription term beginning on the commencement date of the applicable subscription. This difference between non-GAAP invoiced sales and GAAP revenue in a given period is equal to the change in the deferred revenue balance for that period.

•	Cash EBITDA is defined by invoiced sales less operating expenses, excluding stock-based compensation and unusual items.

During 2009 and 2010, we used Adjusted EBITDA as a key measure in determining our performance and therefore, Adjusted EBITDA was another factor the board of managers, and subsequently the board of directors considered in making adjustments to annual bonus payments. Adjusted EBITDA is a term defined in our credit agreement, which includes operating income, adjusted for depreciation, amortization, the change in deferred revenue, stock-based compensation, and other permitted items, such as acquisition expenses, severance, executive recruitment, certain professional services, agency fees and unusual, non-recurring charges.

In future periods, the Compensation Committee may engage an independent outside compensation consultant to construct a peer group of companies, provide market information, provide advice on market practices and support specific decisions regarding compensation for named executive officers. In addition, Messrs. McEwen and Dubrow, in consultation with the Board of Directors, establish annual budgets, including sales targets and other performance-related goals, which the Compensation Committee may consult in making decisions with respect to bonuses and other payments.

Tax and Accounting Considerations

While we generally considered the financial accounting and tax implications of our executive compensation, neither element was a material consideration in the compensation awarded to our named executive officers in 2011.

Elements of Executive Compensation

Our executive compensation includes the following elements: base salaries, annual performance bonuses, an equity compensation plan, a defined contribution plan and a benefits package.

During the 2011 Annual Meeting of Shareholders held on June 8, 2011, the shareholders voted to approve the compensation of our named executive officers. Although the vote was non-binding, the Board of Directors and Compensation Committee value the opinions of the shareholders and considered their voting when making compensation decisions.

Base Salary

We establish base salaries for our executive officers generally based on the scope and essential elements of each of his or her duties, as well as the abilities, performance and experience of the named executive officers. We seek to set these salaries competitively, with the intent to attract and retain our key executive officers. Each of Messrs. McEwen’s, Dubrow’s, Lowrey’s, Tel’s, Walburg’s, and Ms. Huston’s employment agreements establish their respective base salaries, which may be increased at the discretion of the Board of Directors, at the recommendation of the Compensation Committee, based on their evaluation of our performance over the year, the executive officer’s performance of his or her duties and the impact of the executive officer’s performance in driving our growth and earnings. We use invoiced sales, revenue, and Cash EBITDA as key measures in determining our performance and, therefore, are measures the Board of Directors and the Compensation Committee may consider in making adjustments to base salaries. We anticipate that the Board of Directors and the Compensation Committee may consider market practice in adjusting base salaries as well.

The Compensation Committee approved increases in each of Messrs. McEwen, Lowrey, Tel and Ms. Huston’s base salaries for 2011. See details in “Employee Agreements”. We expect that the Compensation Committee will consult with Messrs. McEwen and Dubrow and continue to assess adjustments to base salaries in a similar manner in future periods.

Annual Performance Bonus

We believe it is important to provide cash incentive bonuses to provide incentives for our executive officers to meet annual company and individual objectives established by our Board of Directors, in consultation with Messrs. McEwen and Dubrow (other than bonuses for the Chief Executive Officer and Chief Financial Officer, which were established solely by our Board of Directors), and to reward performance for meeting those objectives.

Bonus arrangements are identified in employment agreements and are generally determined by company performance as measured against the budget for the applicable year. For a discussion of the bonus arrangements in the employment agreements for the named executive officers and for amounts awarded in 2011, see “Employment Agreements” and “Grants of Plan-Based Awards in 2011.” In 2011, the Board of Directors reviewed and approved an alternate incentive calculation for executives. The performance bonus was calculated on a sliding scale of Target (defined as 50% of base salary for Executive Vice Presidents), reflecting the financial challenges faced during the year, and individual performance level. In 2010, the Board of Directors approved bonuses to our named officers at their Target amounts, per their employment agreements. In 2009, the Board of Directors approved bonuses to our named officers at their maximum amounts, per their employment agreements.

During 2011, we considered invoiced sales, revenue, and Cash EBITDA to be key measure in determining our performance and therefore, the Board considered these as key measures considered in making adjustments to annual bonus payments. During 2010 and 2009, we considered Adjusted EBITDA as a key measure in determining our performance and therefore, the Board considered Adjusted EBITDA as a key measure considered in making adjustments to annual bonus payments. We anticipate that the Compensation Committee will also exercise a measure of discretion in determining bonus awards in future periods based on similar factors.

Ms. Huston, as the Executive Vice President, Global Sales, was eligible for a performance bonus twice a year, as set forth in her employment agreement, and prior to her entry into an employment agreement, as established by the Board of Directors in consultation with Messrs. McEwen and Dubrow, reflecting performance during the two six-month sales cycles in a calendar year, ending in June and December. Historically, Messrs. McEwen and Dubrow have determined Ms. Huston’s bonus based on the results during the applicable period as compared with target sales levels, previously set according to a formula tied to overall sales results for the business and specific performance targets. Bonus payments for Messrs. McEwen, Walburg, Lowrey, and Tel are made once a year, after our financial results for the year are available. Employees who are not party to employment agreements are also eligible for annual performance bonuses. Bonus payments for our other employees are made twice a year, based on six-month performance periods.

The Compensation Committee will consult with Messrs. McEwen and Dubrow and will consider performance against other key measures such as invoiced sales, revenue and Cash EBITDA to assess these performance bonuses in future periods.

Equity Compensation Plans

2007 Equity Compensation Plan

Upon the Company’s acquisition by Providence Equity Partners in 2007, we established the 2007 Equity Compensation Plan as a long-term compensation program for our executive officers and certain other employees using equity-based awards and accordingly compensate our executive officers and certain other employees based on the value of our equity. We believe that when our executive officers possess an ownership interest in us, they have a continuing stake in our long-term success.

Under the 2007 Equity Compensation Plan, we granted Class B and Class C shares in Archipelago Learning Holdings, LLC to our executive officers and certain other employees in accordance with the terms of the Archipelago Learning Holdings, LLC Agreement. These participation shares were granted to employees who we determined to be key employees for our business, in connection with certain employee promotions and to certain newly hired employees. The Class B shares vested over time subject to the participant’s continued employment by or service to Archipelago Learning, LLC. The Class C shares were subject to performance hurdles and holders of the Class C shares were only entitled to distributions if he or she was employed by or provided service to Archipelago Learning, LLC at the time that distributions were made.

No holder of Class B or Class C shares was eligible to receive distributions, as the holders of the Class A and did not receive distributions equal to 100% of their capital contributions and a preferred return of 12% per annum on the Class A capital contributions.

The reorganization completed prior to our initial public offering in November 2009 was treated as a liquidation event of Archipelago Learning Holdings, LLC, and holders of Class B shares and Class C shares received our common stock and restricted common stock in an amount equal to the value they would have received upon a liquidation of Archipelago Learning Holding, LLC with liquidation proceeds implied by the initial public offering price. Executive officers and employees who held Class B shares received common stock for all vested shares and restricted common stock, subject to time-based vesting over the same schedule their existing Class B shares vested, for all unvested shares. Executive officers who held Class C shares received restricted common stock, subject to vesting based on performance measures, including the return on investment of Providence Equity Partners through distributions or sales. Employees who held Class C shares received common stock. No additional awards will be granted under the 2007 Equity Compensation Plan.

2009 Omnibus Incentive Plan

We adopted our 2009 Omnibus Incentive Plan, or (“the 2009 Plan”), in connection with our initial public offering. The 2009 Plan became effective in November 2009 and a total of 2,198,172 shares of our common stock were reserved for issuance. The 2009 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation. Directors, officers and other employees of us and our subsidiaries, as well as other individuals performing services for us, are eligible for grants under the 2009 Plan. The purpose of the 2009 Plan is to provide incentives that will attract, retain and motivate highly competent officers, Directors, employees and other service providers by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary of the material terms of the 2009 Plan, but does not include all of the provisions of the 2009 Plan. For further information about the 2009 Plan, we refer you to the complete copy of the 2009 Plan, as filed with the SEC.

The 2009 Plan provides for its administration by the Compensation Committee of our Board of Directors or any committee designated by our Board of Directors to administer the 2009 Plan. The Compensation Committee is empowered to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2009 Plan or any award agreement and adopt such rules, forms, instruments and guidelines for administering the 2009 Plan as it deems necessary or proper. All actions, interpretations and determinations by the Compensation Committee or by our Board of Directors are final and binding.

The 2009 Plan makes available an aggregate of 2,198,172 shares of our common stock, subject to adjustments, of which 1,115,033 remains available for future issuance as of December 31, 2011. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares or is otherwise settled for cash, shares of our common stock allocable to such award, to the extent of such forfeiture, cancellation, expiration, termination or settlement for cash, shall again be available for the purposes of the 2009 Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the 2009 Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the 2009 Plan.

Members of our Board of Directors, as well as employees of, and service providers to, us or any of our subsidiaries and affiliates are eligible to participate in the 2009 Plan. The selection of participants is within the sole discretion of the Compensation Committee.

The 2009 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, or “restricted stock,” other stock-based awards and performance-based compensation, collectively, the “awards.” The Compensation Committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine.

Awards granted under the 2009 Plan shall be evidenced by award agreements (which need not be identical) that provide additional terms and conditions associated with such awards, as determined by the Compensation Committee in its sole discretion; provided, however, that in the event of any conflict between the provisions of the 2009 Plan and any such award agreement, the provisions of the 2009 Plan shall prevail.

An option granted under the 2009 Plan permits a participant to purchase from us a stated number of shares at an option price established by the Compensation Committee, subject to the terms and conditions described in the 2009 Plan, and such additional terms and conditions, as established by the Compensation Committee, in its sole discretion, that are consistent with the provisions of the 2009 Plan. Options shall be designated as either a nonqualified stock option or an incentive stock option, provided that options granted to non-employee Directors and other non-employee service providers shall be nonqualified stock options. An option granted as an incentive stock option shall, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. None of us, including any of our affiliates or the Compensation Committee, shall be liable to any participant or to any other person if it is determined that an option intended to be an incentive stock option does not qualify as an incentive stock option. Each option shall conform to the requirements of the 2009 Plan, and may contain such other provisions as the Compensation Committee shall deem advisable.

The exercise price of an option granted under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of our voting power may not be less than 110% of such fair market value on such date. The Compensation Committee will determine the term of each option at the time of grant in its discretion; however, the term may not exceed ten years (or, in the case of an incentive stock option granted to a ten percent stockholder, five years).

A stock appreciation right entitles the holder to receive, upon its exercise, the excess of the fair market value of a specified number of shares of our common stock on the date of exercise over the grant price of the stock appreciation right. The payment of the value may be in the form of cash, shares of our common stock, other property or any combination thereof, as the Compensation Committee determines in its sole discretion. Subject to the terms of the 2009 Plan and any applicable award agreement, the grant price (which shall not be less than 100% of the fair market value of a share of our common stock on the date of grant), term, methods of exercise, methods of settlement, and any other terms and conditions of any stock appreciation right shall be determined by the Compensation Committee. The term of a stock appreciation right may not exceed 10 years.

An award of restricted stock is a grant of a specified number of shares of our common stock, which are subject to forfeiture upon the occurrence of specified events. Each award agreement evidencing a restricted stock grant shall specify the period(s) of restriction, the number of shares of restricted stock subject to the award, the performance, employment or other conditions (including the termination of a participant’s service whether due to death, disability or other cause) under which the restricted stock may be forfeited to the company and such other provisions as the Compensation Committee shall determine. The Compensation Committee may require that the stock certificates evidencing such shares be held in custody or bear restrictive legends until the restrictions thereon shall have lapsed. Unless otherwise determined by the Compensation Committee and set forth in the award agreement, a participant holding restricted stock will not have the right to vote and will not receive dividends with respect to such restricted stock.

The Compensation Committee, in its sole discretion, may grant awards of shares of our common stock and awards that are valued, in whole or in part, by reference to, or are otherwise based on the fair market value of, such shares (the “other stock-based awards”). Such other stock-based awards shall be in such form, and dependent on such conditions, as the Compensation Committee shall determine, including, without limitation, the right to receive one or more shares of our common stock (or the equivalent cash value of such stock) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. Subject to the provisions of the 2009 Plan, the Compensation Committee shall determine to whom and when other stock-based awards will be made, the number of shares of our common stock to be awarded under (or otherwise related to) such other stock-based awards, whether such other stock-based awards shall be settled in cash, shares of our common stock or a combination of cash and such shares, and all other terms and conditions of such awards.

To the extent permitted by Section 162(m) of the Internal Revenue Code, or the Code, the Compensation Committee is authorized to design any award so that the amounts or shares payable and distributable thereunder are treated as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code. The vesting, crediting and/or payment of performance-based compensation shall be based on the achievement of objective performance goals based on one or more of the following measures: (a) consolidated earnings before or after taxes (including earnings before interest, taxes, depreciation and amortization); (b) net income; (c) operating income; (d) earnings per share; (e) book value per share; (f) return on stockholders’ equity; (g) expense management; (h) return on investment; (i) improvements in capital structure; (j) profitability of an identifiable business unit or product; (k) maintenance or improvement of profit margins; (l) stock price; (m) market share; (n) revenues or sales; (o) costs; (p) cash flow; (q) working capital; and (r) return on assets. Such measures may be used to measure our performance or the performance of any of our business units and may be used to compare our performance against the performance of a group of comparable companies, or a published index.

Unless otherwise determined by the Compensation Committee, an award shall not be transferable or assignable by a participant except in the event of his or her death (subject to the applicable laws of descent and distribution) and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against us or any of our subsidiaries or affiliates. Any permitted transfer of the awards to heirs or legatees of a participant shall not be effective to bind us unless the Compensation Committee has been furnished with written notice thereof and a copy of such evidence as the Compensation Committee may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of the 2009 Plan.

Except as otherwise provided in the applicable award agreement, a participant has no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

In the event of any corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares of our common stock, exchange of shares of our common stock, dividend in kind, extraordinary cash dividend, or other like change in capital structure (other than normal cash dividends) to our stockholders, or any similar corporate event or transaction, the Compensation Committee, to prevent dilution or enlargement of participants’ rights under the 2009 Plan, shall substitute or adjust, in its sole discretion, the number and kind of shares that may be issued under the 2009 Plan or under particular forms of awards, the number and kind of shares subject to outstanding awards, the option price, grant price or purchase price applicable to outstanding awards, the annual award limits, and/or other value determinations applicable to the 2009 Plan or outstanding awards.

Upon the occurrence of a change in control, unless otherwise specifically prohibited under applicable laws or by the rules and regulations of any governing governmental agencies or national securities exchanges, or unless the Compensation Committee shall determine otherwise in the award agreement, the Compensation Committee is authorized (but not obligated) to make adjustments in the terms and conditions of outstanding awards, including without limitation the following (or any combination thereof): (i) continuation or assumption of such outstanding awards under the 2009 Plan by us (if it is the surviving company or corporation) or by the surviving company or corporation or its parent; (ii) substitution by the surviving company or corporation or its parent of awards with substantially the same terms for such outstanding awards; (iii) accelerated exercisability, vesting and/or lapse of restrictions under all then outstanding awards immediately prior to the occurrence of such event; (iv) upon written notice, provide that any outstanding awards must be exercised, to the extent then exercisable, within fifteen days immediately prior to the scheduled consummation of the event, or such other period as determined by the Compensation Committee (in either case contingent upon the consummation of the event), and at the end of such period, such awards shall terminate to the extent not so exercised within the relevant period; and (v) cancellation of all or any portion of outstanding awards for fair value (as determined in the sole discretion of the Compensation Committee) which, in the case of options and stock appreciation rights, may equal the excess, if any, of the value of the consideration to be paid in the change of control transaction to holders of the same number of shares subject to such options or stock appreciation rights (or, if no such consideration is paid, fair market value of the shares subject to such outstanding awards or portion thereof being canceled) over the aggregate option price or grant price, as applicable, with respect to such awards or portion thereof being canceled.

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2009 Plan or any portion thereof or any award (or award agreement) thereunder at any time.

To the extent that the 2009 Plan and/or awards are subject to Section 409A of the U.S. Internal Revenue Code, or (“the Code”), the Compensation Committee may, in its sole discretion and without a participant’s prior consent, amend the 2009 Plan and/or awards, adopt policies and procedures, or take any other actions (including amendments, policies, procedures and actions with retroactive effect) as are necessary or appropriate to (a) exempt the 2009 Plan and/or any award from the application of Section 409A of the Code, (b) preserve the intended tax treatment of any such award, or (c) comply with the requirements of Section 409A of the Code, Department of Treasury regulations and other interpretive guidance issued thereunder, including without limitation any such regulations or other guidance that may be issued after the date of the grant. This plan shall be interpreted at all times in such a manner that the terms and provisions of the 2009 Plan and awards are exempt from or comply with Section 409A guidance.

The Compensation Committee will determine, subject to any employment agreements, any future equity awards that each named executive officer will be granted pursuant to the 2009 Omnibus Incentive Plan.

Amended and Restated Employee Stock Purchase Plan

We adopted our initial Employee Stock Purchase Plan, or the ESPP, in connection with our initial public offering in November 2009. On June 9, 2010, our Board of Directors and shareholders approved the Amended and Restated ESPP. The following is a summary of the material terms of the Amended and Restated ESPP, but does not include all of the provisions of the ESPP. For further information about Amended and Restated ESPP, we refer you to the complete copy of the plan, as filed with the SEC.

The purpose of the ESPP is to give eligible employees the opportunity to purchase shares of our common stock through the use of payroll deductions. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code, which will provide U.S. participants with certain tax benefits upon their subsequent sale or other disposition of shares of our common stock that they will purchase under the terms of the plan. The ESPP is generally available to all eligible employees, including our named executive officers under the same offering and eligibility terms, and is not tied to any performance criteria. The ESPP is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

The ESPP is administered by our Compensation Committee or any other subcommittee of the Board designated by our Board to administer the ESPP. The administrator has the authority to interpret the ESPP, to establish, amend and rescind any rules and regulations relating to the ESPP, and to make any other determinations that it deems necessary or desirable for the administration of the ESPP. All actions taken and all interpretations and determinations made by the administrator are final and binding upon the participants and the Company and the participating subsidiaries.

Shares of our common stock issuable under the ESPP may be either newly issued shares, treasury shares or shares we reacquire, including by purchase on the open market. 500,000 shares have been reserved pursuant to the existing ESPP and 490,724 shares remain available for issuance as of December 31, 2011, subject to adjustment.

If any change is made to our outstanding shares of common stock in connection with any merger, consolidation, reorganization, recapitalization, stock split, stock dividend, or other like change, the administrator may make appropriate adjustments to, without limitation, the number or kind of shares subject to the ESPP and the purchase price of such shares in order to prevent dilution or enlargement of participants’ rights and to maintain the continuing availability of shares under the ESPP.

Shares of our common stock are offered for purchase under the ESPP during one or more offering periods, the timing of which is designated by the administrator. Offering periods are generally anticipated to be six months in length. An employee who participates in the ESPP for a particular offering period will have the right to purchase shares of our common stock on the terms and conditions set forth below.

In general, all of our full-time employees, including employees of any of our subsidiaries designated as a participating subsidiary are eligible to participate in the ESPP. In no event may an employee be granted a right to purchase shares of our common stock under the ESPP if, immediately after the grant, the employee would own shares of our common stock possessing five percent or more of the total combined voting power or value of all classes of our capital shares or the capital shares of any of our subsidiaries. The administrator may, in its discretion, exclude employees (i) who have not been continuously employed by a participating subsidiary for up to two years, (ii) certain highly compensated employees and (iii) who customarily work less than twenty hours per week or five months per year.

Eligible employees who enroll in the ESPP may elect to have between one and ten percent of their eligible compensation withheld and accumulated for the purchase of shares of our common stock at the end of each offering period in which they participate. A participant may not elect to purchase more than $25,000, or a lesser amount determined by the Board, worth of shares of our common stock (based on the fair market value of shares of our common stock determined at grant date) in any calendar year and may not purchase more than 1,000 shares of our common stock during any single offering period.

Each participant may cancel his or her election to participate in the ESPP by written notice to the administrator in such form and at such times as the administrator may require and any accumulated payroll deductions will be returned to the participant. Participation shall end automatically upon termination of employment for any reason.

Amounts accumulated for each participant will be used to purchase shares of our common stock at the end of each offering period. The per share purchase price will be determined by the administrator, but shall not be less than 85 percent of the lesser of (i) the fair market value of a share on the first date of the offering period and (ii) the fair market value of a share on the last date of the offering period. Any amounts not used for the purchase of shares of our common stock shall be returned to the participant. No purchase rights will be assignable or transferable by the participant.

As soon as practicable following the end of each offering period, the number of shares of our common stock purchased by each participant will be deposited into an account established in the participant’s name with a stock brokerage firm designated by the Board of Directors.

The ESPP is intended to provide shares of our common stock for investment by employees and not for resale. We do not intend to restrict or influence any participant from selling shares of our common stock purchased under the ESPP, subject to compliance with applicable law.

No participant will have any rights as a stockholder with respect to the shares of our common stock covered by his or her purchase right until the shares are actually purchased on the participant’s behalf. No adjustment will be made for dividends, distributions, or other rights for which the record date is prior to the date of such purchase.

Our Board of Directors may amend or terminate the ESPP at any time, subject to applicable law. Upon a termination shares of our common stock may be issued to participants and any amounts not applied to the purchase of shares of our common stock shall be refunded to the participants.

The following summarizes only the federal income tax consequences of participation under the ESPP based upon federal income tax laws in effect on the date of this Proxy Statement. This summary does not purport to be complete, and does not discuss any non-U.S., state or local tax consequences. In addition, the discussion does not address tax consequences which may vary with, or are contingent on, a participant’s individual circumstances. Each participant in the ESPP is strongly urged to consult with his or her tax advisor regarding participation in the ESPP.

The ESPP, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the federal tax code (except to comply with applicable foreign or local law). Under these provisions, no income will be taxable to a participant at the time of grant of the option or purchase of shares of our common stock. Amounts deducted from a participant’s pay under the ESPP are part of the employee’s regular compensation and remain subject to federal, state and local income and employment withholding taxes.

Upon disposition of shares of our common stock, the participant will generally be subject to tax, the amount of which will depend upon the participant’s holding period. If the participant disposes of his or her shares more than two years after the date of option grant and more than one year after the purchase of the shares, the lesser of (i) 15 percent of the fair market value of the shares on the date the option was granted or (ii) the excess (or zero if there is no excess) of the fair market value of the shares on the date of the disposition of the shares over the purchase price will be treated as ordinary income, and any further gain will be treated as long-term capital gain. If the participant disposes of the shares before the expiration of these holding periods, the excess of the fair market value of the shares on the exercise date over the purchase price will be treated as ordinary income, and any further gain or loss on such disposition will be long-term or short-term capital gain or loss, depending on the holding period.

We are not entitled to a deduction for amounts taxed as ordinary income or capital gain to a participant except to the extent of ordinary income reported by participants upon disposition of shares of our common stock within two years from date of grant or within one tax year of the date of purchase.

Other Benefits

We provide the following benefits to our named executive officers on the same basis as other eligible employees:

•	health, vision and dental insurance;

•	life insurance;

•	long-term and short-term disability; and

•	a 401(k) defined contribution retirement plan.

In addition, we provide a matching contribution to all employees of up to 3% of employee contributions to the defined contribution retirement plan, plus 50% of the amount of the plan participant’s deferred compensation that exceeds 3% of the participant’s compensation, but not in excess of 5% of the participant’s compensation.

Impact on Equity Compensation Plans of Plato Merger

On March 3, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plato Learning, Inc., a Delaware corporation (“Plato”) and Project Cayman Merger Corp., a wholly owned subsidiary of Plato, pursuant to which Project Cayman Merger Corp. will be merged with and into us, and we will become a wholly owned subsidiary of Plato (“the Merger”). Our board of directors (the “Board”), acting upon the unanimous recommendation of the Transaction Committee comprised of independent directors of the Board, unanimously recommended that our stockholders approve the Merger Agreement and the Merger.

Upon the Merger becoming effective, we will become a wholly owned subsidiary of Plato, and each share of our common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive $11.10 in cash, without interest and less applicable taxes (“Merger Consideration”), on the terms and subject to the conditions set forth in the Merger Agreement. As of the effective date of the Merger, all such shares of our common stock shall no longer be outstanding and shall automatically be canceled and shall cease to exist, and each holder of such common stock shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration.

Under the terms of the Merger Agreement, at the effective date of the Merger:

•

each outstanding stock option (whether vested or unvested) will be cancelled and converted into the right to receive a payment in cash equal to the excess, if any, of $11.10 over such option’s exercise price;

•

each outstanding share of our restricted common stock that is vested or that, upon consummation of the Merger, will automatically vest in accordance with its terms, will be cancelled and converted into the right to receive a payment in cash equal to the Merger Consideration;

•

each outstanding restricted stock unit (whether vested or unvested) and related dividend equivalent right will be cancelled and converted into the right to receive a payment in cash equal to the Merger Consideration, which amounts will be paid to certain or our employees; and

•

each outstanding shadow option (whether vested or unvested) that represents the right to receive a cash payment based on the value of our common stock upon the occurrence of certain events will be cancelled and converted into the right to receive a cash amount equal to the excess, if any, of the Merger Consideration per share over our closing stock price on the date of grant.

Each share of restricted stock that is unvested at the effective time of the Merger and is not automatically vested pursuant to its terms upon consummation of the Merger will be forfeited, without any consideration paid to the holder thereof. Additionally, each outstanding stock option that has an exercise price equal to or greater than $11.10 will be cancelled without the right to receive any cash payment or other consideration. As a result of the vesting of the equity awards, noted above, any remaining unamortized compensation expense related to each respective equity award will be recognized at that time.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2011, 2010, and 2009 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary (1)	Cash Bonus	Restricted Stock Units (2)	Class B Equity Awards (2)	Class C Equity Awards (2)	Stock Option Awards (2)	All Other Compensation (7)	Total
Tim McEwen,	2011	$360,800	$187,616	$300,007	$—	$—	$802,498	$11,029	$1,661,950
Chairman, Chief Executive Officer and President	2010	328,000	164,000	—	—	—	—	18,769	510,769
	2009	309,333	196,800	—	—	—	966,975	30,983	1,504,091

Mark Dubrow,	2011	313,000	184,600	—	—	—	636,765	7,618	1,141,983
Executive Vice President and Chief Financial Officer (3)	2010	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—

James Walburg,	2011	112,820	—	—	—	—	—	170,560	283,380
Former Executive Vice President and Chief Financial Officer (4)	2010	275,000	137,500	—	—	—	—	17,211	429,711
	2009	261,667	165,000	—	—	—	806,826	29,799	1,263,292

Julie Huston	2011	212,000	72,080	—	—	—	108,137	10,310	402,527
Executive Vice President, Global Sales	2010	200,000	200,000	—	—	—	—	11,543	411,543
	2009	162,500	182,000	—	—	—	253,399	21,054	618,953

Ray Lowrey,	2011	346,000	134,900	—	—	—	108,137	33,354	622,391
Executive Vice President and Chief Technology Officer (5)	2010	326,400	163,200	—	—	—	259,653	31,532	780,785
	2009	322,133	238,200	—	143,748	33,173	506,798	65,402	1,309,454

Martijn Tel,	2011	317,750	139,900	—	—	—	108,137	10,140	575,957
Executive Vice President and Chief Operating Officer (6)	2010	300,000	120,000	—	—	—	—	9,000	429,000
	2009	55,769	20,000	—	—	—	760,197	—	835,966

(1)	Reflects base salary earned during the respective year in accordance with the respective employment agreement. See “Employment Agreements.”
(2)	Reflects the fair value of the awards granted, determined based on the assumptions set forth in Note 14 to our consolidated financial statements for 2011, filed on Form 10-K. In connection with the Reorganization completed in November 2009, Class B and Class C shares of Archipelago Learning Holdings, LLC were exchanged for our common stock and restricted common stock. For a more detailed description of the Reorganization, see “Equity Compensation Plans -2007 Equity Compensation Plan”.
(3)	Mr. Dubrow’s “Cash Bonus” for 2011 represents the portion of his signing bonus that he was paid in that year pursuant to his employment agreement and his annual performance bonus for that year. See “Employment Agreements.”
(4)	Effective January 31, 2011, Mr. Walburg retired from his position as our Chief Financial Officer. Mr. Walburg continued on in a consulting role for a three-month Transition Period. In connection with his retirement, Mr. Walburg entered into a Separation Agreement with the Company, dated as of January 4, 2011, pursuant to which Mr. Walburg was entitled to his base salary and benefits consistent with the terms of his existing employment agreement during the Transition Period. Under the terms of the Separation Agreement, following the Transition Period, Mr. Walburg was entitled to continued payment of his then base salary for a period of 12 months and payment of any bonus to which he was entitled for the 2010 fiscal year. In accordance with Mr. Walburg’s Separation Agreement, Mr. Walburg’s restricted stock vested as follows: 50% of Mr. Walburg’s restricted common stock subject to time-based vesting vested on January 10, 2011, 50% of his restricted common stock subject to time-based vesting vested on January 10, 2012, all of his restricted common stock subject to vesting vested based on performance measures on January 10, 2011. Mr. Walburg’s 2011 salary represents his salary during from January 2011 through his Transition Period, and his severance payment is included in All Other Compensation.
(5)	Mr. Lowrey’s “Cash Bonus” for 2009 represents the portion of his signing bonus that he was paid in that year pursuant to his employment agreement and his annual performance bonus for that year. See “Employment Agreements.”
(6)	Mr. Tel joined the Company in October 2009. His salary and bonus reflect the prorated portion for 2009.
(7)	The composition of the “All Other Compensation” is as follows:

Name	Year	Company 401(k) Matching Payment	Relocation	Personal Travel	Unused Vacation	Severance	Tax Gross-Up Payments (i)	Total
Tim McEwen	2011	$9,567	$—	$—	$—	$—	$1,462	$11,029
	2010	9,800	—	—	—	—	8,969	18,769
	2009	9,800	—	—	—	—	21,183	30,983

Mark S. Dubrow	2011	6,800	—	—	—	—	818	7,618
	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—

James Walburg	2011	9,800	—	—	—	160,416	344	170,560
	2010	9,800	—	—	—	—	7,411	17,211
	2009	9,800	—	—	—	—	19,999	29,799

Julie Huston	2011	9,800	—	—	—	—	510	10,310
	2010	8,000	—	—	—	—	3,543	11,543
	2009	7,023	—	—	225	—	13,806	21,054

Ray Lowrey	2011	9,800	—	22,772	—	—	782	33,354
	2010	9,800	—	17,269	—	—	4,463	31,532
	2009	9,800	22,000	18,745	—	—	14,857	65,402

Martijn Tel	2011	9,800	—	—	—	—	340	10,140
	2010	9,000	—	—	—	—	—	9,000
	2009	—	—	—	—	—	—	—

(i)	Reflects payments made to employees or states on behalf of employees to eliminate the effects of additional taxes incurred by the executives.

Grants of Plan-Based Awards in 2011

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2011 with respect to the named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Cash Settled Restricted Stock Units (2)	Equity Settled Restricted Stock Units (2)	All Other Option Awards: Number of Shares Underlying Options	Exercise Price of Equity Awards	Grant Date Fair Value Of Equity Awards (3)
		Target	Maximum
Tim McEwen	Jan 31, 2011	$234,520	$360,800	—	—	163,265	$10.09	$802,498
	Feb 24, 2011	—	—	11,682	16,356	—	10.07	300,007
Mark S. Dubrow	Jan 31, 2011	170,000	204,000	—	—	125,000	10.38	636,765
James Walburg	Jan 31, 2011	—	—	—	—	—	—	—
Julie Huston	Jan 31, 2011	212,000	254,400	—	—	22,000	10.09	108,137
Ray Lowrey	Jan 31, 2011	173,000	207,600	—	—	22,000	10.09	108,137
Martijn Tel	Jan 31, 2011	158,875	190,650	—	—	22,000	10.09	108,137

(1)	Represents payments made pursuant to the annual performance bonus described under “Elements of Executive Compensation — Annual Performance Bonus” and as set forth in the employment agreements described under “Employment Agreements.” Messrs. Dubrow’s, Walburg’s, Lowrey’s, and Tel’s target amounts are equal to 50% of each of his base salary, and their maximum amounts are equal to 60% of each of his base salary, subject to increases or decreases at the discretion of the Board of Directors. Mr. McEwen’s target amount is equal to 65% of his base salary, with a maximum amount equal to 100% of his base salary. Ms. Huston’s target amount is equal to 100% of her base salary, and her maximum amount is equal to 120% of her base salary. For 2011, the Board of Directors approved an alternate incentive calculation for executives. The performance bonus was calculated on a sliding scale of Target reflecting the financial challenges faced during the year, and individual performance level.
(2)	On February 24, 2011, we issued an aggregate of 28,038 restricted stock units Mr. McEwen. Subject Mr. McEwen’s continued service, the restricted stock units vest as follows: 41 2/3% (11,682 restricted shares) vested on August 24, 2011 and were settled in cash in an amount determined based on the price of the common stock and the remainder (16,356 restricted shares) shall vest on the fourth (4th) anniversary of the grant date and be settled in common stock. See footnote 6 of the “Outstanding Equity Awards at December 31, 2011” table for a description of the treatment of these restricted stock units at the time of the Merger.
(3)	Represents management’s determination of the fair market value of the stock options on their respective grant dates, determined based on the assumptions set forth in Note 14 to our consolidated financial statements for 2011, filed on Form 10-K.

Outstanding Equity Awards at December 31, 2011

The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2011. The market value of the restricted common stock is based on the closing market price of our common stock at December 31, 2011, which was $9.67 per share.

	Option Awards				Stock Awards
Name	Number of Shares Underlying Unexercised Options – Exercisable	Number of Shares Underlying Unexercised Options – Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares of Unvested Stock (2)	Market Value of Unvested Stock
Tim McEwen	58,251	58,252	$16.50	November 19, 2019	464,754	$4,494,171
	—	163,265	10.09	January 10, 2021
Mark S. Dubrow	—	125,000	10.38	January 31, 2021	—	—
James Walburg (3)	—	—	—	—	—	—
Julie Huston (4)	15,265	15,265	16.50	November 19, 2019	8,284	80,106
	—	22,000	10.09	January 10, 2021
Ray Lowrey (5)	30,530	30,530	16.50	November 19, 2019	111,114	1,074,472
	7,610	22,830	16.80	March 4, 2020	—	—
	—	22,000	10.09	January 10, 2021
Martijn Tel	45,795	45,795	16.50	November 19, 2019	—	—
	—	22,000	10.09	January 10, 2021

(1)	The unvested stock options vest ratably over four years on an annual basis based on grant date, subject to a participant’s continued employment by or service to us. The unvested options for Messrs McEwen, Dubrow, Lowrey and Tel are scheduled to vest as follows:

		Options to vest in the following years (6):
Name	Vesting Date	2012	2013	2014	2015
Tim McEwen	November 19	29,126	29,126	—	—
	January 10	40,816	40,816	40,816	40,817
Mark S. Dubrow	January 31	31,250	31,250	31,250	31,250
Ray Lowrey (5)	November 19	15,265	15,265	—	—
	March 4	7,610	7,610	7,610	—
	January 10	5,500	5,500	5,500	5,500
Martijn Tel	November 19	22,897	22,898	—	—
	January 10	5,500	5,500	5,500	5,500

See footnote (3) below for discussion of Mr. Walburg’s options.

See footnote (4) below for discussion of Ms. Huston’s options.

(2)	Certain of the unvested shares of restricted stock vest over three to four years on an annual basis. Certain of the unvested shares of restricted stock units vest on the fourth anniversary of the award date. The remainder are subject to performance hurdles, including Providence Equity Partners achievement of a return on their investment through distributions or sales. The unvested shares for Messrs McEwen and Lowrey are scheduled to vest as follows:

				Shares to vest in the following years(6):
Name	Vesting Date	2012	2013	2014	2015	Performance (7)
Tim McEwen	January 10	76,690	—	—	—	371,708
	February 24 (8)	—	—	—	16,356	—
Ray Lowrey	September 29	13,346	13,347	—	—	84,421

See footnote (3) below for discussion of Mr. Waburg’s options.

See footnote (4) below for discussion of Ms. Huston’s options.

(3)	Mr. Walburg retired from his position as our Chief Financial Officer, effective on January 31, 2011, and continued on in a consulting role for a three month Transition Period. Mr. Walburg’s unvested stock options were forfeited as of the end of the Transition Period. In accordance with Mr. Walburg’s Separation Agreement, Mr. Walburg’s restricted stock vested as follows: 50% of Mr. Walburg’s restricted common stock subject to time-based vesting vested on January 10, 2011, 50% of his restricted common stock subject to time- based vesting vested on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011.
(4)	Ms. Huston resigned from her position as our Executive Vice President, Global Sales, effective on January 31, 2012, at which time her unvested stock options and restricted stock were forfeited. Ms. Huston has 90 days commencing on January 31, 2012 during which she may exercise any vested options.
(5)	Mr. Lowrey resigned from his position as our Executive Vice President and Chief Technology Officer, effective on January 1, 2012, and is continuing on in a consulting role for a three to nine month transition period.
(6)	Our outstanding stock options, restricted stock, and restricted stock units at the effective time of the Merger will be treated as follows under the Merger Agreement:

•

Stock Options. At the effective time of the Merger, each outstanding stock option, whether or not vested, will be cancelled and converted into the right to receive a cash payment equal to the excess, if any, of $11.10 over such option’s exercise price. Each outstanding stock option that has an exercise price equal to or greater than $11.10 will be cancelled without the right to receive any consideration.

•

Restricted Stock. At the effective time of the Merger, each outstanding share of our restricted stock that is vested or that, upon consummation of the Merger, automatically vests in accordance with its terms, will be cancelled and converted into the right to receive $11.10 in cash, without interest and less applicable withholding tax. Any share of our restricted stock that is unvested at the effective time of the Merger and that does not automatically vest pursuant to its terms upon the Merger will be forfeited without the right to receive any consideration.

•

Restricted Stock Units. At the effective time of the Merger, each outstanding restricted stock unit and related dividend equivalent right, whether or not vested, will be cancelled and converted into the right to receive $11.10 in cash, without interest, plus any accumulated dividends, which amounts will be paid to certain employees of Archipelago.

The table reflects the vesting of the stock options, restricted stock, and restricted stock units in accordance with the underlying equity agreements, and does not consider the timing of the Merger and the resulting impact on the vesting of these awards as a result of the Merger.

(7)	The achievement of the performance hurdles were not considered to be probable and could not be estimated as of December 31, 2011. However, as a result of the Merger Agreement with Plato, 247,805 shares of Mr. McEwen’s and 56,280 of Mr. Lowrey’s performance-based restricted stock are expected to vest at the time of the Merger.
(8)

On February 24, 2011, we issued an aggregate of 28,038 restricted stock units Mr. McEwen. Subject to Mr. McEwen’s continued service, the restricted stock units vest as follows: 41 2/3% (11,682 restricted shares) vested on August 24, 2011 and were settled in cash in an amount determined based on the price of the common stock and the remainder (16,356 restricted shares) shall vest on the fourth (4th) anniversary of the grant date and be settled in common stock.

Stock Vested

The following table sets forth certain information with respect to equity awards of our named executive officers that resulted in conversion to unrestricted common stock during the year ended December 31, 2011 with respect to the named executive officers.

Name	Vesting Date	Number of Shares Acquired on Vesting (1)	Cash Received on Vesting (2)	Value Realized on Vesting (3)
Tim McEwen	January 10, 2011	76,690	$—	$773,802
	August 24, 2011	11,682	102,802	—
Mark S. Dubrow	—	—	—	—
James Walburg (4)	January 10, 2011	90,860	—	916,777
Julie Huston	January 10, 2011	2,876	—	29,019
	May 7, 2011	2,704	—	22,173
Ray Lowrey	September 29, 2011	13,346	—	111,573
Martijn Tel	—	—	—	—

(1)	Represents shares of common stock received in exchange for vested restricted stock.

(2)

On February 24, 2011, we issued an aggregate of 28,038 restricted stock units Mr. McEwen. Subject Mr. McEwen’s continued service, the restricted stock units vest as follows: 41 2/3% (11,682 restricted shares) vested on August 24, 2011 and were settled in cash in an amount determined based on the price of the common stock and the remainder (16,356 restricted shares) shall vest on the fourth (4th) anniversary of the grant date and be settled in common stock. See footnote 6 of the “Outstanding Equity Awards at December 31, 2011” table for a description of the treatment of these restricted stock units at the time of the Merger.

(3)	Based on the stock price on the date of vesting of $10.09 on January 10, 2011, $8.20 on May 6, 2011 (last business day prior to May 7, 2011), and $8.36 on September 29, 2011.
(4)	In accordance with Mr. Walburg’s Separation Agreement, Mr. Walburg’s restricted stock vested as follows: 50% of Mr. Walburg’s restricted common stock subject to time-based vesting vested on January 10, 2011, 50% of his restricted common stock subject to time-based vesting vested on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011.

Pension Benefits

In the year ended December 31, 2011, our named executive officers received no pension benefits and had no accumulated pension benefits.

Nonqualified Deferred Compensation

In the year ended December 31, 2011, our named executive officers received no nonqualified deferred compensation and had no deferred compensation balances.

Potential Payments Upon Termination

The following table summarizes the potential payments to our named executive officers assuming that such events occurred. Mr. Walburg and Ms. Huston are excluded due to their separation from the Company as of January 2011 and January 2012, respectively.

	Severance Amounts (1)	Accrued Bonus (2)	Benefits	Benefit Continuation	Other	Total
Tim McEwen
Termination for cause or without good reason	$—	$187,616	$—	$—	$—	$187,616
Termination without cause or for good reason	360,800	187,616	—	—	—	548,416
Termination other than for cause upon a change of control	360,800	187,616	—	—	—	548,416
Change of control	360,800	187,616	—	—	—	548,416
Mark S. Dubrow
Termination for cause or without good reason	—	167,100	—	—	—	167,100
Termination without cause or for good reason	340,000	167,100	—	16,100	—	523,200
Termination other than for cause upon a change of control	340,000	167,100	—	16,100	—	523,200
Change of control	340,000	167,100	—	16,100	—	523,200
Ray Lowrey
Termination for cause or without good reason	—	134,900	—	—	—	134,900
Termination without cause or for good reason	259,488	134,900	—	—	—	394,388
Termination other than for cause upon a change of control	259,488	134,900	—	—	—	394,388
Change of control	259,488	134,900	—	—	—	394,388
Martijn Tel
Termination for cause or without good reason	—	139,900	—	—	—	139,900
Termination without cause or for good reason	158,875	139,900	—	—	—	298,775
Termination other than for cause upon a change of control	158,875	139,900	—	—	—	298,775
Change of control	158,875	139,900	—	—	—	298,775

(1)	“Severance Amounts” employment includes the amount payable to each of Messrs. McEwen, Dubrow, Lowrey, and Tel pursuant to each of his agreement as of December 31, 2011.
(2)	The “Accrued Bonus” column represents the 2011 accrued bonus, which was paid to the executive in 2012. In accordance with the executive employment agreements, the executives will receive payment for all benefits that are accrued but unpaid as of the termination date.

Potential Payments Upon Completion of the Plato Merger

In connection with the Merger, we expect to make certain payments to our named executive officers. This compensation is referred to as “golden parachute” compensation. The “golden parachute” compensation that may be paid or become payable by the Company to these individuals is subject to a non-binding advisory vote of our stockholders, as described in our Definitive Proxy Statement on Schedule 14A, as amended, filed with the Securities Exchange Commission.

Employment Agreements

Each of our executive officers has entered into an employment agreement with us that provides for general severance benefits, including cash and certain other benefits in accordance with our benefits plans and programs, if the executive’s employment is terminated by us without “cause” or by the employee for “good reason” (as defined in each such employment agreement) as summarized below (the “General Severance Benefits”). These

General Severance Benefits are provided without regard to the occurrence of change of control of us, and no enhanced severance benefits are provided to such executives in the event such termination occurs following a change of control.

Chairman, Chief Executive Officer and President

We entered into an employment agreement with Tim McEwen, our Chairman, Chief Executive Officer and President. Pursuant to the terms of that employment agreement, as adjusted by the Compensation Committee, Mr. McEwen’s annual base salary is $360,000. The Board of Directors may, in its sole discretion, make any increase in Mr. McEwen’s annual base salary, as it deems appropriate. Mr. McEwen is eligible to receive an annual performance bonus of up to 65% of his base salary based on performance targets established by the Board of Directors in any particular fiscal year, and if such performance targets are exceeded in any fiscal year, the maximum bonus that Mr. McEwen is eligible to receive will be an amount equal to 100% of his base salary. The employment agreement for Mr. McEwen, provides that he eligible to participate in our 2009 Omnibus Incentive Plan.

Mr. McEwen’s employment agreement provides for the following General Severance Benefits: (i) payment of his base salary through the termination date; (ii) payment of a bonus or pro-rated bonus for the calendar year in which the termination date fell; (iii) payment of an amount equal to his base salary in equal installments during a twelve month period beginning on the termination date; (iv) all benefits that are accrued but unpaid as of the termination date; and (v) all benefits expressly available upon termination of employment in accordance with the benefits plans and programs of the Company. Under the terms of his employment agreement, for the one-year period immediately following the termination of his employment, Mr. McEwen is subject to obligations of non-competition and non-solicitation of employees, suppliers and customers. In addition, Mr. McEwen is required to keep confidential certain of the Company’s confidential and proprietary information at all times after the termination of his employment.

Executive Vice President and Chief Financial Officer

Effective January 31, 2011, we entered into an employment agreement with Mark S. Dubrow, our Executive Vice President and Chief Financial Officer. Pursuant to the terms of Mr. Dubrow’s employment agreement with us, he will receive an annual base salary of $340,000, eligible for annual merit-based increases. Mr. Dubrow is eligible for an annual bonus of up to 50% of his earned salary if our financial targets are met and up to 60% of his earned salary if we exceed our financial targets by at least 10%. Mr. Dubrow is eligible to participate in our 2009 Omnibus Incentive Plan. In addition, Mr. Dubrow received a one-time sign-on bonus of $52,500, $35,000 of which was paid within 30 days of his start date with us and the remaining of which was paid within 30 days of the first anniversary of his start date.

Mr. Dubrow’s employment agreement provides for the following General Severance Benefits: (i) payment of his base salary through the termination date; (ii) payment of a pro-rated bonus for the calendar year of his or her termination; (iii) reimbursement of premiums under the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”); (iv) payment of an amount equal to his base salary in equal installments during a twelve month period beginning on the termination date; (v) all benefits that are accrued but unpaid as of the termination date; and (vi) all benefits expressly available upon termination of employment in accordance with the benefits plans and programs. Under the terms of Mr. Dubrow’s employment agreement, for the one-year period immediately following the termination of his employment, Mr. Dubrow is subject to obligations of non-competition and non-solicitation of employees, suppliers and customers. In addition, Mr. Dubrow is required to keep confidential certain confidential and proprietary information at all times after the termination of his employment.

James Walburg, our former Executive Vice President and Chief Financial Officer, had an employment agreement with the Company, pursuant to which he received an annual base salary of $275,000, and was eligible for annual merit-based increases. Mr. Walburg was eligible for an annual bonus of up to 50% of his earned salary if the Company’s financial targets were met and up to 60% of his earned salary if the Company exceeded its financial targets by at least 10%. Mr. Walburg was eligible to participate in our 2009 Omnibus Incentive Plan. Mr. Walburg was entitled to certain benefits upon his resignation from the Company in 2011.

Executive Vice President Product, Marketing and Corporate Strategy

On March 15, 2011, we entered into an employment agreement with Donna Regenbaum, our Executive Vice President, Product, Marketing and Corporate Strategy. Pursuant to the terms of her employment agreement, Ms. Regenbaum received an annual base salary of $300,000, eligible for annual merit-based increases. Ms. Regenbaum is eligible for an annual bonus of up to 50% of her earned salary if certain specified performance targets are met and up to 60% of her earned salary if such performance targets are exceeded. Ms. Regenbaum is eligible to participate in our 2009 Omnibus Incentive Plan.

Ms. Regenbaum’s employment agreement provides for the following General Severance Benefits: (i) payment of her base salary through the termination date; (ii) payment of a pro-rated bonus for the calendar year of her termination; (iii) reimbursement of premiums under COBRA; (iv) payment of an amount equal to her base salary in equal installments during a twelve month period beginning on the termination date; (v) all benefits that are accrued but unpaid as of the termination date; and (vi) all benefits expressly available upon termination of employment in accordance with the benefits plans and programs of the Company. Under the terms of Ms. Regenbaum’s employment agreement, for the one-year period immediately following the termination of his or her employment, Ms. Regenbaum is subject to obligations of non-competition and non-solicitation of employees, suppliers and customers. In addition, Ms. Regenbaum is required to keep confidential certain of the Company’s confidential and proprietary information at all times after the termination of her employment.

Former Executive Vice President and Chief Technology Officer

We entered into an employment agreement with Ray Lowrey, our former Executive Vice President and Chief Technology Officer. Pursuant to the terms of the employment agreement, as adjusted by the Compensation Committee, Mr. Lowrey’s annual base salary is $320,000. The Board of Directors may, in its sole discretion, make any increase to Mr. Lowrey’s, annual base salary, as it deems appropriate. Mr. Lowrey is eligible to receive an annual performance bonus of up to 50% of his base salary based on performance targets established by the Board of Directors in any particular fiscal year, and if such performance targets are exceeded in any fiscal year, the maximum bonus that Mr. Lowrey is eligible to receive will be an amount equal to 60% of his base salary. The employment agreement for Mr. Lowrey provides that he is eligible to participate in our 2009 Omnibus Incentive Plan.

Effective January 1, 2012, Mr. Lowrey ceased to be our Executive Vice President and Chief Technology Officer, but is continuing his employment with us in a new role as Special Technical Consultant for a transition period. Pursuant to his new role, Mr. Lowrey is receiving two-thirds of his current base salary and benefits that are consistent with the terms of his existing employment agreement during the transition period.

Effective January 1, 2012, we named Bobby Babbrah as our new Executive Vice President and Chief Technology Officer. Mr. Babbrah’s employment agreement provides for the following General Severance Benefits: (i) payment of his base salary through the termination date; (ii) payment of an amount equal to his base salary in equal installments during a twelve-month period beginning on the termination date; (iii) all benefits that are accrued but unpaid as of the termination date; and (iv) all benefits expressly available upon termination of employment in accordance with the benefits plans and programs of the Company. In addition, Mr. Babbrah’s employment agreement provides that if there is a change of control of the us prior to January 1, 2014 and after or in connection with such change of control, Mr. Babbrah resigns after (i) experiencing a diminishment of title, reporting role, compensation, duties or responsibilities, or (ii) being required to relocate his primary place of business more than 50 miles from its then current location, he will not be required to repay to us his signing bonus or any of his relocation expense reimbursements. Under the terms of his employment agreement, for the one-year period immediately following the termination of his employment, Mr. Babbrah is subject to obligations of non-competition and non-solicitation of employees, suppliers and customers. In addition, Mr. Babbrah is required to keep confidential certain of our confidential and proprietary information at all times after the termination of his employment.

In connection with an assessment of our personnel needs following the Merger, we determined that our operations will not require a chief technology officer after we become a subsidiary of Plato. Accordingly, Mr. Babbrah was given notice of his termination on April 16, 2012, prior to his relocation. We expect that Mr. Babbrah will assist with a transition for one month following this notice, and Mr. Lowrey will continue to provide support during our ongoing transition period that we expect to continue following the Merger. A copy of Mr. Babbrah’s Employment Agreement is filed here within as Exhibit 10.65.

Executive Vice President and Chief Operating Officer

We entered into an employment agreement with Martijn Tel, our Executive Vice President and Chief Operating Officer. Pursuant to the terms of the employment agreement, as adjusted by the Compensation Committee, Mr. Tel’s annual base salary is $318,000. The Board of Directors may, in its sole discretion, make any increase in Mr. Tel’s annual base salary, as it deems appropriate. Mr. Tel is eligible to receive an annual performance bonus of up to 50% of his base salary based on performance targets established by the Board of Directors in any particular fiscal year, and if such performance targets are exceeded in any fiscal year, the maximum bonus that he is eligible to receive is an amount equal to 60% of his base salary. The employment agreement for Mr. Tel provides that his is eligible to participate in our 2009 Omnibus Incentive Plan.

Mr. Tel’s employment agreement provides for the following General Severance Benefits: (i) payment of his base salary through the termination date; (ii) payment of a bonus or pro-rated bonus for the calendar year in which the termination date fell; (iii) payment of an amount equal to his base salary in equal installments during a six-month period beginning on the termination date; (iv) all benefits that are accrued but unpaid as of the termination date; and (v) all benefits expressly available upon termination of employment in accordance with the benefits plans and programs of the Company. Under the terms of his employment agreement, for the six-month period immediately following the termination of his employment, Mr. Tel is subject to obligations of non-competition and non- solicitation of employees, suppliers and customers. In addition, Mr. Tel is required to keep confidential certain of the Company’s confidential and proprietary information at all times after the termination of his employment.

Executive Vice President, Global Sales

Julie Huston, Executive Vice President, Global Sales, had an employment agreement with the Company. Pursuant to which she received an annual base salary of $200,000, and was eligible for annual merit-based increases. Under the terms of her employment agreement, Ms. Huston was eligible to receive a semi-annual performance bonus of up to 50% of her base salary based on performance targets established by our Board of Directors for such semi-annual period; and if such performance targets are exceeded in any such period, the maximum bonus she was eligible to receive is 60% of her base salary in a semi-annual period. Ms. Huston was eligible to participate in our 2009 Omnibus Incentive Plan. Ms. Huston resigned from the Company effective January 30, 2012 and as such forfeited her unvested stock options at the time of resignation.

Non-Competition and Non-Solicitation

The employment agreements for Messrs. McEwen, Dubrow, Walburg, Lowrey, and Tel and Ms. Huston and Ms. Regenbaum contain provisions relating to non-competition and non-solicitation. Pursuant to each of his or her employment agreements, each of Messrs. McEwen, Dubrow and Lowrey and Ms. Regenbaum has agreed not to compete with us or solicit any of our employees for a period following one year of his or her termination, and each of Messrs. Walburg and Tel and Ms. Huston has agreed not to compete with us or solicit any of our employees for a period following six months of his or her termination.

Director Compensation

Our Board of Directors has approved a plan for annual compensation for our Directors who are not our employees or employees of Providence Equity Partners. For 2011, these Directors received an annual retainer of $25,000 which was payable at the Director’s option either 100% in cash or 100% in shares of our common stock. In addition, these Directors received an annual restricted stock award with a grant date fair market value of $25,000, which will vest on the first anniversary of the grant date. The non-management chair of the Audit Committee received an additional $12,500 fee payable at his or her option either 100% in cash or 100% in shares of our common stock. The non-management chair of the Nominating and Corporate Governance Committee received an additional $7,500 fee payable at his or her option either 100% in cash or 100% in shares of our common stock. The non-management chair of the Compensation Committee received an additional $7,500 fee payable at his or her option either 100% in cash or 100% in shares of our common stock. The non-management lead independent Director received an additional $2,500 fee payable at his or her option either 100% in cash or 100% in shares of our common stock.

Each non-management director received $2,000 for each Board meeting attended live or telephonically. Each committee member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee received $1,000 for each committee meeting attended live or $500 telephonically.

Each member of the Transaction Committee received a $25,000 retainer fee, and the non-management chair of this committee received an additional $25,000 retainer fee. In addition, for each meeting of the Transaction Committee, each member of the committee participating in-person received a meeting fee of $2,000, and each member of the committee participating telephonically received a meeting fee of $1,000. This compensation will be paid to the members of the Transaction Committee regardless of whether a transaction is completed.

All Directors are reimbursed for reasonable travel and lodging expenses incurred by them in connection with attending Board and committee meetings.

Directors that met the criteria to receive compensation earned the following amounts for the year ended December 31, 2011.

	Fees Earned or Paid in Cash	Fees Paid in Common Stock and Restricted Common Stock Awards (1)	All Other Compensation	Total
Brian H. Hall	$74,000	$70,004	$—	$144,004
Thomas F. Hedrick	110,000	52,498	—	162,498
Ruth E. Orrick	77,480	50,006	—	127,486
Michael Powell (2)	2,000	50,006	—	52,006
Troy Stovall (3)	71,795	14,691	—	86,486

(1)	Reflects the fair value of the awards on the respective grant dates.
(2)	On April 5, 2011, Michael K. Powell resigned from the Board due to his appointment as President and Chief Executive Officer of the National Cable and Telecommunications Association. Mr. Powell served as a member of the Nominating and Corporate Governance Committee of the Board.
(3)	Mr. Stovall was appointed to the Board on June 8, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

The following table sets forth certain information as of April 23, 2012, by (a) each person known by us that beneficially owns 5% or more of our outstanding shares of common stock based on their filings of Schedules 13D and 13G with the SEC, (b) each of our directors and named executive officers and (c) all of our current directors and executive officers as a group.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty (60) days of that date. The following table includes shares of restricted stock that will vest in connection with the Merger, but does not include stock options and RSUs that will be cancelled and converted into the right to receive certain cash payments in connection with the Merger.

Percentage of beneficial ownership is based on 26,345,675 shares of common stock and restricted stock outstanding as of April 23, 2012. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each holder listed below is Archipelago Learning, Inc., 3232 McKinney Avenue, Suite 400, Dallas, Texas 75204.

	Shares of Outstanding Common Stock	Shares of Outstanding Restricted Stock	Shares of Outstanding Performance Restricted Stock to Vest on Change in Control (1)	Total Combined Number of Shares (2)	Percentage
Beneficial Owners of 5% or More
Providence Equity Partners (3)	12,273,954	—	—	12,273,954	46.6%
Directors and Named Executive Officers (5)
Tim McEwen	381,550	—	247,805	629,355	2.4%
Mark S. Dubrow	—	—	—	—	*
Julie Huston	500,370	—	—	50,370	*
Ray Lowrey	151,152	—	—	151,152	*
Martijn Tel	5,250	—	—	5,250	*
Jim Walburg	—	—	—	—	*
Brian H. Hall	12,833	2,508	—	15,331	*
Thomas F. Hedrick	9,334	2,508	—	11,842	*
J. David Phillips	—	—	—	—	*
Ruth E. Orrick	7,976	2,508	—	10,484	*
Troy Stovall	—	3,922	—	3,922	*
Peter O. Wilde	—	—	—	—	*
All Directors and executive officers as a group (11 persons) (6)	416,943	11,446	247,805	676,184	2.6%

*	Less than 1%
(1)

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of our restricted common stock that is vested or that, upon consummation of the Merger, automatically vests in accordance with its terms, will be cancelled and converted into the right to receive $11.10 in cash, without interest and less applicable withholding tax. Any share of our restricted common stock that is unvested at the effective time of the Merger and that does not automatically vest pursuant to its terms upon consummation of the Merger will be forfeited without the right to receive any consideration therefor. The securities in the column above reported represent the shares of Archipelago restricted common stock that are expected to vest at the effective time of the Merger.
(2)	This table excludes our stock options and restricted stock units held by our executive officers as these securities will not be exercisable for shares of common stock at the effective time of the Merger, and instead will be treated as follows under the Merger Agreement:

(a) At the effective time of the Merger, each outstanding stock option, whether or not vested, will be cancelled and converted into the right to receive a cash payment equal to the excess, if any, of $11.10 over such option’s exercise price. Each outstanding stock option that has an exercise price equal to or greater than $11.10 will be cancelled without the right to receive any consideration therefor.

(b) At the effective time of the Merger, each outstanding Archipelago restricted stock unit and related dividend equivalent right, whether or not vested, will be cancelled and converted into the right to receive $11.10 in cash, without interest, plus any accumulated dividends, which amounts will be paid to certain employees of Archipelago.

(3)	Represents (i) 10,599,689 shares of common stock held by Providence Equity Partners V L.P. (“PEP V”) and (ii) 1,674,265 shares of common stock held by Providence Equity Partners V-A, L.P. (“PEP V-A”). Providence Equity GP V L.P. is the general partner of PEP V and PEP V-A and may be deemed to share beneficial ownership of shares owned by PEP V and PEP V-A. Providence Equity Partners V L.L.C. is the general partner of Providence Equity GP V L.P. and may be deemed to share beneficial ownership of shares owned by Providence Equity GP V L.P., PEP V and PEP V-A. Messrs. Jonathan Nelson, Glenn Creamer and Paul Salem each are members of Providence Equity Partners V L.L.C. and partners of Providence Equity GP L.P. and may be deemed to share beneficial ownership of shares owned by Providence Equity Partners V L.L.C., Providence Equity GP V L.P., PEP V and PEP V-A. Each of Providence Equity GP V L.P., Providence Equity Partners V L.L.C. and Messrs. Nelson, Creamer and Salem disclaims this beneficial ownership, except to the extent of their pecuniary interest therein. The address of Messrs. Nelson, Creamer and Salem and the entities in this footnote is c/o Providence Equity Partners, 50 Kennedy Plaza, Suite 1801, Providence, Rhode Island, 02903.
(4)	Does not include shares held by Providence Equity Partners V L.P. and Providence Equity Partners V-A L.P. By virtue of their affiliation with Providence Equity Partners, including as limited partners of Providence Equity GP V L.P., Messrs. Wilde and Phillips may be deemed to have or share beneficial ownership of shares held by each of Providence Equity Partners V L.P. and Providence Equity Partners V-A, L.P. and their affiliated entities. See footnote (3) above. Messrs. Wilde and Phillips disclaim any such beneficial ownership of such shares, except to the extent of their pecuniary interest therein. The address of Messrs. Wilde and Phillips is c/o Providence Equity Partners, 50 Kennedy Plaza, Suite 1801, Providence, Rhode Island, 02903.
(5)	Includes only those names executives listed on p.12 and all directors, listed on p.3.
(6)	Includes all executive officers listed on p.1 and all directors, listed on p.3.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and executive officers and holders of more than 10% of our common stock to file initial reports of ownership and reports of changes in their beneficial ownership of our common stock with the SEC. Such persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of such reports or written representations furnished to us that no other reports were required, we believe that during the year ended December 31, 2011, all of our executive officers, Directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below provides information regarding shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2011. All such plans have been approved by security holders.

Plan	Total Shares Authorized	Shares Issued Under Plan	Potential Shares Issued Under Option	Remaining Authorized Shares
2009 Omnibus Incentive Plan	2,198,172	37,049	1,046,090	1,115,033
Employee Stock Purchase Plan	500,000	9,276	—	490,724

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We have adopted a Related Person Transaction Policy, which can be found on our website, www.archipelagolearning.com. Our Audit Committee reviews and approves or ratifies all relationships and related person transactions between us and (i) our Directors, Director nominees or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. Our controller is primarily responsible for the development and implementation of processes and controls to obtain information from our Directors and executive officers with respect to related party transactions and for determining, based on the facts and circumstances, whether we or a related person have a direct or indirect material interest in the transaction.

As set forth in the related person transaction policy, in the course of its review and approval or ratification of a related party transaction, the Audit Committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the availability of other sources of comparable products or services;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•	the importance of the transaction to us.

Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. However, such member of the Audit Committee will provide all material information concerning the transaction to the Audit Committee.

The Audit Committee has ratified or approved the following related party transactions or relationships for the year ended December 31, 2011.

We are a party to an agreement with MHT Securities, L.P. to provide advisory services in connection with the identification, evaluation and acquisition of businesses. MHT Securities, L.P. is an affiliate of MHT-SI, L.P. and MHT-SI GP, L.L.C., both stockholders in the Company. Under the terms of the agreement, we must pay a transaction fee to MHT Securities, L.P. upon the successful consummation of a merger, acquisition, consolidation, divestiture or similar transaction with any company initially identified and contacted by MHT Securities, L.P. as a potential acquisition for the Company. The amount of this transaction fee is dependent upon the size of the acquisition, but in no circumstances less than $250,000. Effective in October 2011, we amended the agreement with MHT Securities, L.P., increasing the transaction from a minimum of $250,000 to $650,000. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. During the year ended December 31, 2011, we incurred an aggregate of $0.3 million under this agreement related to the acquisition of Alloy and other transactions, which was accrued in accounts payable as of December 31, 2011.

Providence Equity Partners beneficially owns 47% of our outstanding shares of common stock. Providence Equity Partners paid for certain costs related to travel and other expenses of members of our Board of Directors and other staff assisting those Directors in certain oversight functions and invoiced us for reimbursement. During each of the year ended December 31, 2011, $0.2 million of these costs were paid by us.

We purchase equipment from CDW Corporation, a portfolio company of Providence Equity Partners. Equipment purchases with this supplier totaled $0.9 million for the year ended December 31, 2011.

As part of the sale of TeacherWeb, we signed a transition services agreement with Edline whereby we performed certain accounting and administrative functions related to TeacherWeb for a period that was subsequently extended through October 31, 2010. During the transition period, we paid certain costs on behalf of TeacherWeb, which were billed to and reimbursed by Edline. We received no fee for the performance of these services. No amounts have been paid to TeacherWeb vendors on behalf of Edline for the year ended December 31, 2011. Additionally, we agreed to pay severance costs for one employee for a period of one year, ending October 31, 2011 to be reimbursed by Edline. For the year ended December 31, 2011, we paid $0.2 million to TeacherWeb on behalf of Edline related to these severance payments.

On October 4, 2011, Archipelago Learning, LLC, our wholly owned subsidiary, entered into an Agreement with Bulldog Super Holdco, Inc., a Delaware corporation, which became the ultimate parent company of Blackboard, Inc. Pursuant to the Agreement, Archipelago Learning, LLC sold 656,882 shares of Series A Preferred Stock in Edline for a total of approximately $12.2 million. In addition, we received approximately $2.1 million for a notes receivable and a dividend of approximately $0.6 million in connection with the Edline Sale. The Edline Sale represented our entire investment in Edline. We recorded a gain of $6.4 million before tax. As a result of the Edline Sale, Tim McEwen, our Chairman, President and Chief Executive Officer, has resigned from the Board of Directors of Edline, on which he had previously served. The Edline Sale was in connection with a series of transactions pursuant to which Blackboard was acquired by affiliates of Providence Equity Partners, which beneficially owns 47% of our outstanding shares of common stock and pursuant to which Edline became a subsidiary of Blackboard.

Our wholly owned subsidiary, EducationCity U.K., leases office space in Rutland, U.K. which is owned by the pension funds of two of our former officers and stockholders. We made payments under this lease for $0.2 million for the year ended December 31, 2011. We concluded during purchase accounting that this lease is a market based lease.

In connection with the purchase of EducationCity, we incurred a $5.0 million note payable to the sellers, payable in equal installments on December 31, 2010 and 2011. Upon the purchase, the sellers became officers of the Company and stockholders. As of December 31, 2011, we have fully paid this note payable.

Item 14.	Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2011, which included an audit of the effectiveness of our internal control over financial reporting. Deloitte has served as our independent registered public accounting firm since 2008.

Pre-Approval Policies and Procedures

All services provided by Deloitte must be pre-approved by the Audit Committee. The Audit Committee is provided with a description of the scope of the services to be performed by Deloitte each quarter. The Audit Committee reviews the services and approves them if such services are acceptable to the Audit Committee. If any unexpected matters arise, the Audit Committee may receive information regarding such services between meetings and sign a resolution to approve such services.

Audit and Non-Audit Fees

The following table presents fees billed to us for professional services rendered to Archipelago Learning during the years ended December 31, 2011 and 2010, in thousands.

	2011	2010
Audit Fees, including the audits of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements	$640	$543
Audit-Related Fees, including audits of EducationCity for the years ended December 31, 2009 and 2008 during 2010	—	336
Tax Fees, including preparation of tax returns, tax advice and consultation	—	251
All Other Fees, including costs related to due diligence services in 2011 and 2010	112	238

Total	$752	$1,368

All Deloitte services for the year ended December 31, 2011 and 2010 were pre-approved by the Audit Committee, prior to commencement of work.

REPORT OF THE COMPENSATION COMMITTEE

The Company’s Compensation Committee of the Board of Directors has reviewed the Company’s Compensation Discussion and Analysis and discussed that Analysis with the Company’s management. Based on its review and discussions with Company management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included or incorporated by reference, as applicable, in the Company’s Annual Report on Form 10-K for 2011, as amended.

THE COMPENSATION COMMITTEE

Thomas F. Hedrick, Chair

Brian H. Hall

Troy Stovall

REPORT OF THE AUDIT COMMITTEE

In accordance with its written charter adopted by the Board of Directors, the Audit Committee reports to and acts on behalf of the Board of Directors to oversee management’s conduct of, and the integrity of, the Company’s financial reporting, the Company’s systems of internal control over financial reporting, the qualifications, engagement, compensation, independence and performance of the independent registered public accounting firm, the Company’s legal and regulatory compliance, the application of the Company’s Related Person Transaction Policy, and the application of the Company’s Code of Business Conduct and Ethics and Executive Code of Ethics.

The Company’s management has responsibility for preparing the Company’s consolidated financial statements and the Company’s independent auditors (independent registered public accountants), Deloitte & Touche LLP, or Deloitte, are responsible for auditing those consolidated financial statements. In this context, the Audit Committee has met with management and Deloitte to review and discuss the Company’s audited financial statements. The Company’s management has represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with Deloitte the matters required to be discussed by the Statement on Auditing Standards No. 61, “Communications with Audit Committees”, as amended, and the Sarbanes-Oxley Act of 2002, and had the opportunity to ask Deloitte questions relating to such matters. The discussions included the quality, and not just the acceptability, of the accounting principles utilized, the reasonableness of significant accounting judgments, and the clarity of disclosures in the financial statements. The Audit Committee also discussed with management the process for certifications by the Company’s Chief Executive Officer and Chief Financial Officer, which are required by the Securities and Exchange Commission and the Sarbanes-Oxley Act of 2002 for certain of the Company’s filings with the Securities and Exchange Commission.

The Audit Committee reviewed with the Company’s independent registered public accountants the overall scope and plans for their audits for 2011. The Audit Committee also received regular updates from management on internal control and business risks and on compliance and ethics issues. The Audit Committee meets with the internal and independent registered public accountants, with and without management present, to discuss their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

The Audit Committee reviewed and discussed with Deloitte, Deloitte’s independence and, as part of that review, received the written disclosures required by applicable professional and regulatory standards relating to Deloitte’s independence from the Company. The Audit Committee also reviewed and pre-approved all fees paid to the independent registered public accountants as. The Audit Committee concluded that the independent registered public accountants are independent from the Company and its management.

The Audit Committee has reviewed and discussed with management its assessment and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which it made using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” The Audit Committee also has reviewed and discussed with Deloitte its review and report on the Company’s internal control over financial reporting. The Company published these reports in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 15, 2012.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.

Respectfully submitted,

THE AUDIT COMMITTEE

Brian H. Hall, Chair

Thomas F. Hedrick

Troy Stovall

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 24th day of April, 2012.

ARCHIPELAGO LEARNING, INC.

By:	/s/ Tim McEwen
Tim McEwen
Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of April, 2012.

Signature	Title

/s/ Tim McEwen Tim McEwen	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Mark S. Dubrow Mark S. Dubrow	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brian H. Hall Brian H. Hall	Director

/s/ Thomas F. Hedrick Thomas F. Hedrick	Director

/s/ Ruth E. Orrick Ruth E. Orrick	Director

/s/ David Phillips David Phillips	Director

/s/ Troy Stovall Troy Stovall	Director

/s/ Peter Wilde Peter Wilde	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated as of March 3, 2012, among Archipelago Learning, Inc., Plato Learning, Inc., and Project Cayman Merger Corp. (filed as Exhibit 2.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

3.1	Form of Certificate of Incorporation of Archipelago Learning, Inc. (filed as Exhibit 3.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.2	Form of Bylaws of Archipelago Learning, Inc. (filed as Exhibit 3.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

3.3	Second Amended and Restated Limited Liability Company Agreement of Study Island Holdings, LLC. (filed as Exhibit 3.3 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

3.4	Corporate Bylaws of Archipelago Learning, Inc., as amended August 3, 2011 (filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 001-34555) filed on August 8, 2011)

4.1	Form of Common Stock Certificate. (filed as Exhibit 4.1 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.2	Form of Stockholders Agreement. (filed as Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

4.3	Reserved.

4.4	Form of Time Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.5	Form of Cash Return Vesting Restricted Stock Award Agreement. (filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.6	Form of Cash Return Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.7	Form of Equity Value Vesting Restricted Stock Unit Award Agreement. (filed as Exhibit 4.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

4.8	Form of Director Restricted Stock Agreement. (filed as Exhibit 4.8 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 18, 2009)

4.9	Registration Rights Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Matt Drakard, Simon Booley and Tom Morgan. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

4.10	Restricted Stock Unit Agreement dated as of February 24, 2011 between Archipelago Learning, Inc. and Timothy McEwen. (Filed as Exhibit 4.1 to Current Report on Form 8-K (File No. 001-34555) filed on February 28, 2011)

10.1	2007 Equity Compensation Plan. (filed as Exhibit 10.1 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.2	Form of Participation Share Agreement. (filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit Number	Description of Exhibits

10.3	Reserved

10.4	Form of Archipelago Learning, Inc. 2009 Omnibus Incentive Plan. (filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-1 (File no. 333-161717) filed on October 13, 2009)

10.5	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.6	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.6 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.7	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Cameron Chalmers. (filed as Exhibit 10.7 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.8	Employment Agreement, dated as of January 10, 2007, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.8 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.9	First Amendment to Employment Agreement, dated as of November 21, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.9 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and David Muzzo. (filed as Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.11	Employment Agreement, dated as of January 28, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.11 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.12	First Amendment to Employment Agreement, dated as of March 16, 2007, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.12 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.13	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Timothy McEwen. (filed as Exhibit 10.13 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.14	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and Timothy McEwen. (filed as Exhibit 10.14 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.15	Employment Agreement, dated as of May 22, 2007, between Study Island, LLC and James Walburg. (filed as Exhibit 10.15 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.16	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and James Walburg. (filed as Exhibit 10.16 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.17	Employment Agreement, dated as of August 31, 2009, between Archipelago Learning, LLC and James Walburg. (filed as Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

Exhibit Number	Description of Exhibits

10.18	Employment Agreement, dated as of August 28, 2009, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.19	Employment Agreement, dated as of September 15, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.20	First Amendment to Employment Agreement, dated as of December 31, 2008, between Study Island, LLC and Ray Lowrey. (filed as Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.21	Credit Agreement, dated as of November 16, 2007, by and among Study Island, LLC, the other persons designated as credit parties from time to time, General Electric Capital Corporation, as a lender and as agent for all lenders, NewStar Financial, Inc., as syndication agent, the other parties thereto as lenders and GE Capital Markets, Inc. and NewStar Financial, Inc., as joint lead arrangers and joint bookrunners. (filed as Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.22	Amendment No. 1 to Credit Agreement, dated as of May 21, 2008. (filed as Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.23	Amendment No. 2 to Credit Agreement, dated as of February 18, 2009. (filed as Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.24	Amendment No. 3 to Credit Agreement, dated as of April 30, 2009. (filed as Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.25	Amendment No. 4 to Credit Agreement, dated as of May 15, 2009. (filed as Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.26	Amendment No. 5 to Credit Agreement, dated as of September 2, 2009. (filed as Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.27	Guaranty and Security Agreement, dated as of November 16, 2007, by and among Study Island, LLC, General Electric Capital Corporation and the other grantors party thereto. (filed as Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-161717) filed on September 3, 2009)

10.28	Office Building Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.28 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.29	First Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.29 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.30	Second Amendment to Lease, by and between 3400 Carlisle, Ltd. and Study Island, LLC. (filed as Exhibit 10.30 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.31	Office Building Lease, dated as of January 12, 2007, by and between Turtle Creek Limon, LP and Study Island, LLC. (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.32	First Amendment to Lease dated, as of January 17, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

Exhibit Number	Description of Exhibits

10.33	Second Amendment to Lease dated, as of September 30, 2008 by and between Turtle Creek Limon, LP and Study Island LLC. (filed as Exhibit 10.33 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161717) filed on October 13, 2009)

10.34	Employment Agreement, dated as of October 12, 2009, between Archipelago Learning, LLC and Martijn Tel. (filed as Exhibit 10.34 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.35	Third Amendment to Lease, dated as of October 23, 2009, by and between Turtle Creek Limon, LP and Archipelago Learning, LLC. (filed as Exhibit 10.35 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 2, 2009)

10.36	Archipelago Learning, Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.36 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.37	Amendment No. 6 to Credit Agreement, dated as of November 2, 2009. (filed as Exhibit 10.37 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.38	First Amendment to Employment Agreement, between Archipelago Learning, LLC and Julie Huston. (filed as Exhibit 10.38 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.39	Employment Agreement, dated as of November 9, 2009, between Archipelago Learning, LLC and Allison Duquette. (filed as Exhibit 10.39 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 9, 2009)

10.40	Voting Agreement, among Providence Equity Partners, Cameron Chalmers, David Muzzo and MHT-S1 L.P. (filed as Exhibit 10.40 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.41	Form of Nonqualified Stock Option Award Agreement. (filed as Exhibit 10.41 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.42	Transfer and Contribution Agreement. (filed as Exhibit 10.42 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.43	Assignment and Merger Agreement. (filed as Exhibit 10.43 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.44	Certificate of Merger. (filed as Exhibit 10.44 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161717) filed on November 17, 2009)

10.45	Second Amendment to Employment Agreement, dated as of February 18, 2010, between Archipelago Learning, LLC and Ray Lowrey. (filed as Exhibit 10.45 to Annual Report on Form 10-K (File No. 001-34555) filed on March 5, 2010)

10.46	Archipelago Learning, Inc. Amended and Restated 2009 Employee Stock Purchase Plan. (Filed as Exhibit 99.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 9, 2010)

10.47	Share Purchase Agreement, dated as of June 9, 2010, by and among Archipelago Learning, Inc., Archipelago Learning Holdings UK Limited, Matt Drakard, Simon Booley and Tom Morgan. (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.48	Amendment No. 7 to Credit Agreement, dated as of June 9, 2010, by and among Archipelago Learning, LLC, the other credit parties party thereto, the lenders party thereto and General Electric Capital Corporation, as agent. (Filed as Exhibit 10.2 to Current Report on Form 8-K (file No. 001-34555) filed on June 10, 2010)

Exhibit Number	Description of Exhibits

10.49	Service Agreement, dated as of June 9, 2010, by and between Matthew Drakard and Educationcity Limited. (filed as Exhibit 10.3 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.50	Service Agreement, dated as of June 9, 2010, by and between Simon Booley and Educationcity Limited. (filed as Exhibit 10.4 to Current Report on Form 8-K (File No. 001-34555) filed on June 10, 2010)

10.51	Employment Agreement between Archipelago Learning, Inc. and Mark S. Dubrow, dated as of January 3, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on January 7, 2011)

10.52	Separation Agreement between Archipelago Learning, Inc. and James B. Walburg, dated as of January 7, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K/1 (File No. 001-34555) filed on January 10, 2011)

10.53	Lease Agreement between Archipelago Learning, LLC and Gaedeke Holdings II, Ltd. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 12, 2011).

10.54	Service Agreement by and between Richard Whalley and Educationcity Limited dated as of March 1, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.55	Amendment, dated as of March 3, 2011, to the Service Agreement by and between Matthew Drakard and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.56	Amendment, dated as of March 4, 2011, to the Service Agreement by and between Simon Booley and Educationcity Limited (filed as Exhibit 10.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 7, 2011)

10.57	First Amendment to the McEwen Restricted Stock Agreements (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on August 8, 2011)

10.58	Securities Purchase Agreement dated as of October 4, 2011, by and between Bulldog Super Holdco, Inc. and the sellers set forth in Schedule I thereto (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on October 6, 2011).

10.59	Employment Agreement, dated as of March 15, 2011, between Archipelago Learning, LLC and Donna Regenbaum (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on May 10, 2011

10.60	Amended and Restated Employment Agreement between Archipelago Learning, Inc. and Mark Dubrow, dated as of April 19, 2011 (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed on May 12, 2011)

10.61	Amendment No. 8 to Credit Agreement dated March 2, 2012, among Archipelago Learning, LLC, AL Midco, LLC, Archipelago International Holdings, Education City Inc., General Electric Capital Corporation, Newstar Trust 2005-1, Newstar Commercial Loan Trust 2006-1, Newstar Commercial Loan Trust 2007-1, Newstar Loan Funding, LLC, Newstar Credit Opportunities Funding II Ltd., BMO Capital Markets Financing, Inc., and General Electric Capital Corporation. (filed as Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

10.62	Support Agreement dated as of March 3, 2012, among Plato Learning, Inc., Archipelago Learning, Inc. and Providence Equity Partners V L.P. (filed as Exhibit 2.2 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

Exhibit Number	Description of Exhibits

10.63	Support Agreement dated as of March 3, 2012, among Plato Learning, Inc., Archipelago Learning, Inc. and Providence Equity Partners V-A L.P. (filed as Exhibit 2.3 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

10.64	Support Agreement dated as of March 3, 2012, among Plato Learning, Inc., Archipelago Learning Inc. and Tim McEwen. (filed as Exhibit 2.4 to Current Report on Form 8-K (File No. 001-34555) filed on March 5, 2012)

10.65*	Employment Agreement, dated as of February 22, 2012, between Archipelago Learning, LLC and Bobby Babbrah (filed as Exhibit 10.1 to Current Report on Form 10-K/A (File No. 001-34555) filed on April 30, 2012)

11.1	Statement re computation of per share earnings (filed as Exhibit 11.1 to Annual Report on Form 10_k (File No. 001-34555) filed on March 15, 2012).

18.1	Preferability Letter from Deloitte & Touche LLP Regarding Change in Annual Goodwill Impairment Date (filed as Exhibit 18.1 to Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012).

14.1	Executive Code of Ethics (406 Code) of Archipelago Learning, Inc., as amended August 3, 2011 (filed as Exhibit 14.1 to Current Report on Form 8-K (File No. 001-34555) filed on August 8, 2011)

21.1	List of Subsidiaries of Archipelago Learning, Inc. (filed as Exhibit 21.1 to Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed as Exhibit 31.1 to Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to Annual Report on Form 10-K (File No. 001-34555 filed on March 15, 2012)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statement Schedule of Condensed Financial Information of Registrant (filed as Exhibit 99.1

99.2	Financial Statement Schedule of Valuation and Qualifying Accounts (filed as Exhibit 99.2 to Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

101.INS	XBRL Instance Document (furnished with Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished with Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

Exhibit Number	Description of Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished with Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished with Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished with Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished with Annual Report on Form 10-K (File No. 001-34555) filed on March 15, 2012)

*	Filed herewith.