Form 10-Q
period 2012-03-31
Archipelago Learning, Inc.
filed 2012-05-10
CIK 1470699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).    Yes  ☐     No  ☒

As of May 7, 2012, the number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,345,675.

		Page
Special Note Regarding Forward-Looking Statements		3

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signatures		32
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

“Archipelago Learning,” “Study Island,” “Northstar Learning,” “EducationCity,” “ESL ReadingSmart”, “ReadingMate” and their respective logos are our trademarks. Solely for convenience, we refer to our trademarks in this Form 10-Q without the TM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. Other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHIPELAGO LEARNING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (UNAUDITED)

(in thousands, except share data)

	As of March 31, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$60,137	$64,628
Accounts receivable, net	10,186	8,942
Deferred tax assets	2,688	2,418
Prepaid expenses and other current assets	1,806	2,049

Total	74,817	78,037
Property and equipment, net	4,901	4,773
Goodwill	168,174	167,761
Intangible assets, net	33,853	34,026
Other long-term assets	2,515	1,747

Total assets	$284,260	$286,344

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable — trade	$1,517	$1,730
Accrued employee-related expenses	1,704	3,025
Other accrued expenses	2,439	1,221
Taxes payable	929	1,723
Deferred tax liabilities	245	118
Deferred revenue	44,629	48,915
Current portion of long-term debt	850	850
Other current liabilities	348	450

Total	52,661	58,032
Long-term deferred tax liabilities	15,521	15,222
Long-term deferred revenue	16,307	15,376
Long-term debt, net of current	74,063	74,063
Other long-term liabilities	1,545	1,462

Total liabilities	160,097	164,155
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock ($0.001 par value, 200,000,000 shares authorized, 26,344,759 and 26,340,135 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	26	26
Additional paid-in capital	98,976	98,356
Accumulated other comprehensive income	2,337	1,497
Retained earnings	22,824	22,310

Total stockholders’ equity	124,163	122,189

Total liabilities and stockholders’ equity	$284,260	$286,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$19,185	$17,303
Cost of revenue	1,755	1,707

Gross profit	17,430	15,596
Operating Expense:
Sales and marketing	6,214	5,921
Content development	1,729	1,707
General and administrative	7,543	5,453

Total	15,486	13,081

Operating income	1,944	2,515
Other income (expense):
Interest expense	(1,070)	(1,094)
Interest income	30	70
Foreign currency loss	(128)	(121)

Total	(1,168)	(1,145)

Income before tax	776	1,370
Provision for income tax	262	381

Net income	$514	$989

Earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted-average shares outstanding:
Basic	25,546,030	25,381,150
Diluted	25,646,960	25,629,288

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$514	$989
Foreign currency translation adjustment	840	842

Comprehensive income	$1,354	$1,831

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND COMPREHENSIVE

INCOME— (UNAUDITED)

(in thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Comprehensive Income	Retained Earnings	Total Equity
Balance at December 31, 2011	—	$—	26,340	$26	$98,356	$1,497	$22,310	$122,189
Stock-based compensation expense	—	—	—	—	620	—	—	620
Grants of common stock and restricted stock	—	—	10	—	—	—	—	—
Forfeiture of restricted stock	—	—	(5)	—	—	—	—	—
Net income	—	—	—	—	—	—	514	514
Other comprehensive income	—	—	—	—	—	840	—	840

Balance at March 31, 2012	—	$—	26,345	$26	$98,976	$2,337	$22,824	$124,163

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$514	$989
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of debt financing costs	121	109
Depreciation and amortization	1,609	1,482
Stock-based compensation	620	1,286
Deferred income taxes	32	121
Deferred rent	90	4
Changes in operating assets and liabilities:
Accounts receivable	(1,170)	825
Prepaid expenses and other	(635)	399
Accounts payable and accrued expenses	(696)	(1,281)
Deferred revenue	(3,705)	(1,863)
Other long-term liabilities	(48)	14

Net cash (used in) provided by operating activities	(3,268)	2,085

Cash flows from investing activities:
Purchase of property and equipment	(969)	(1,020)
Purchase of intangible asset	(500)	—

Net cash used in investing activities	(1,469)	(1,020)

Cash flows from financing activities:
Contribution from member in Reorganization	—	20
Payments on term note	—	(212)

Net cash provided by (used in) financing activities	—	(192)

Effect of foreign exchange on cash and cash equivalents	246	330

Net change in cash and cash equivalents	(4,491)	1,203
Beginning of period	64,628	32,398

End of period	$60,137	$33,601

Supplemental information:
Cash paid for interest	$968	$968

Cash paid for income taxes	$1,024	$13

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$65	$203

See the accompanying notes to the unaudited condensed consolidated financial statements.

ARCHIPELAGO LEARNING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The Company

Archipelago Learning, Inc. (the “Company”) is a leading subscription-based, software-as-a-service (“SaaS”) provider of education products. We provide standards-based instruction, practice, assessments and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms.

Study Island, the Company’s core product line, helps students in Kindergarten through 12th grade (“K-12”), master grade level academic standards in a fun and engaging manner. In June 2010, the Company acquired Educationcity Limited (“EducationCity”), an online Pre-K-6 educational content and assessment program for schools in the United Kingdom (“U.K.”) and United States (“U.S.”). In August 2010, we began selling Reading Eggs, an online product focused on teaching young children to read. Reading Eggs is sold under a distribution agreement with Blake Publishing, which requires us to pay a 35% royalty to Blake Publishing for every sale. In November 2011, we launched Reading Eggspress, a reading and comprehension program for grades 2 through 6, which is also published by Blake Publishing. In June 2011, we acquired Alloy Multimedia, which publishes ESL ReadingSmart and ReadingMate, online standards-based programs for English language learners (“ELL”) targeted toward grades 4 through 12. The Company also offers online postsecondary programs through its Northstar Learning product line.

On March 3, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plato Learning, Inc., (“Plato”) and Project Cayman Merger Corp. (“Merger Sub”), a wholly owned subsidiary of Plato, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon the Merger becoming effective, we will become a wholly owned subsidiary of Plato and each share of our common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $11.10 in cash, without interest and less applicable withholding tax (“Merger Consideration”), on the terms and subject to the conditions set forth in the Merger Agreement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements.” However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The condensed consolidated results of operations of the Company for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2011 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported sales and expenses. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results could differ from the estimates that were used. The Company’s most significant estimates and assumptions include those relating to stock-based compensation and valuation of goodwill and intangible assets. Actual results could differ from those estimates.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this standard effective January 1, 2012, which did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. The Company adopted this standard effective in the first quarter of 2012. Previously, the Company had reported other comprehensive income in the statement of stockholders’ equity, however beginning in the first quarter of 2012, the Company began to present other comprehensive income in two separate but consecutive statements in accordance with the new standard.

Issued

In September 2011, the FASB issued an update to its authoritative guidance regarding goodwill impairment testing that grants an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this standard to have a significant impact on our consolidated financial statements.

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

	Level 1	Level 2	Level 3	Total
As of March 31, 2012
Assets — cash equivalents	$32,148	—	—	$32,148
As of December 31, 2011
Assets — cash equivalents	$32,122	—	—	$32,122

The carrying amounts and estimated fair values of the Company’s financial instruments that are not reflected in the financial statements at fair value are as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$74,913	$74,913	$74,913	$74,913

The Company estimates the fair value of its long-term debt primarily using quoted market prices, which fall under Level 2 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35. The fair value of the Company’s long-term debt at March 31, 2012 was estimated to approximate its carrying value based on (i) the recentness of entering into, or amending, our credit facility, (ii) the variable rate nature of our credit facility and (iii) the interest rate spreads charged on our loans fluctuating with the total leverage ratio, which is a measurement of our creditworthiness.

4. MERGER AGREEMENT WITH PLATO LEARNING, INC.

On March 3, 2012, the Company entered into the Merger Agreement with Plato and Merger Sub, a wholly owned subsidiary of Plato, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. The Company’s Board of Directors (the “Board”), acting upon the unanimous recommendation of a transaction committee comprised of independent directors of the Board, unanimously recommended that our stockholders approve the Merger Agreement and the Merger.

Upon the Merger becoming effective, the Company will become a wholly owned subsidiary of Plato and each share of the Company’s common stock issued and outstanding immediately prior to the effective date of the Merger will be converted into the right to receive the Merger Consideration, on the terms and subject to the conditions set forth in the Merger Agreement. As of the effective date of the Merger, all such shares of the Company’s common stock shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, and each holder of such common stock shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration.

Under the terms of the Merger Agreement at the effective date of the Merger:

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

•

each outstanding restricted stock unit (whether vested or unvested) and related dividend equivalent right will be cancelled and converted into the right to receive a payment in cash equal to the Merger Consideration, which amounts will be paid to certain of our employees; and

•

each outstanding shadow option (whether vested or unvested) that represents the right to receive a cash payment based on the value of our common stock upon the occurrence of certain events will be cancelled and converted into the right to receive a cash amount equal to the excess, if any, of the Merger Consideration per share over our closing stock price on the date of grant.

Each share of restricted stock that is unvested at the effective time of the Merger and is not automatically vested pursuant to its terms upon consummation of the Merger will be forfeited, without any consideration paid to the holder thereof. Additionally, each outstanding stock option that has an exercise price equal to or greater than $11.10 will be cancelled without the right to receive any cash payment or other consideration. As a result of the vesting of the equity awards noted above, any remaining unamortized compensation expense related to each respective equity award will be recognized at that time.

The Merger Agreement contains customary representations, warranties and covenants, including covenants requiring each of the parties to use reasonable best efforts to cause the Merger to be consummated. The Merger Agreement also requires the Company to take all reasonable action necessary to convene and hold a stockholders’ meeting to vote on the adoption of the Merger Agreement.

The completion of the Merger is subject to various closing conditions, including (i) the adoption of the Merger Agreement by the stockholders of the Company entitled to vote thereon (“Stockholder Approval”), (ii) no court having issued an injunction that prohibits the consummation of the Merger and no court or governmental entity having enacted a law, rule or regulation that prohibits the consummation of the Merger, (iii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) subject to specified materiality standards, the accuracy of representations and warranties of each party and (v) the compliance by each party in all material respects with their obligations under the Merger Agreement.

Under the Merger Agreement, the Company is subject to a customary “no shop” restriction on its ability to solicit alternative acquisition proposals or to provide information to or engage in discussions or negotiations with third parties regarding alternative acquisitions proposals. The no-shop provision is subject to a customary “fiduciary out” provision that allows the Company, prior to receipt of Stockholder Approval, to provide information and participate in discussions with respect to unsolicited acquisition proposals that the Company’s Board of Directors reasonably believes could lead to a Superior Proposal and certain other conditions are met. The Board has agreed to recommend that the Company’s stockholders adopt the Merger Agreement. However, the Board may, subject to certain conditions, change its recommendation in favor of adoption of the Merger Agreement if, in connection with receipt of an alternative proposal, it determines in good faith that such action is necessary to comply with its fiduciary duties or if, in connection with a material development or change in material circumstances occurring or arising after the date of the Merger Agreement that is not an alternative acquisition proposal, it determines that such action is advisable in order to comply with its fiduciary duties. A “Superior Proposal” is a written acquisition proposal for more than 80% of the outstanding shares of the Company’s common stock or more than 80% of the consolidated assets of the Company on terms that the Company Board has determined in good faith, after taking into consideration all relevant factors, are more favorable to the Company’s stockholders than the Merger.

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

Pursuant to the Merger Agreement, the Company’s credit facility is expected to be terminated and outstanding borrowings thereunder to be repaid upon closing of the Merger. As a condition to Plato’s obligation to the close the Merger, the Company must deliver payoff letters with respect to its current credit agreement and releases of all liens thereunder, subject only to the payment of the amounts set forth in the payoff letters.

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

For the year ended December 31, 2011, the Company incurred expenses totaling $0.9 million related to pursuing strategic alternatives, which ultimately resulted in the signing of the Merger Agreement. Those expenses were recorded to general and administrative expense within the consolidated statement of income. Including the expenses incurred in 2011, we estimate that total expenses that will be incurred by the Company as a result of this transaction, excluding non-cash stock based compensation related expenses, will be approximately $8.7 million to $9.7 million.

Shortly after the announcement of the Merger, Stephen Bushansky v. Archipelago Learning, Inc., et al., a putative stockholder class action lawsuit for which no class has yet been certified, was filed on March 7, 2012 in the County Court At Law No. 3 of Dallas County, Texas against the Company (“Parent”), Merger Sub, and the individual members of the Company’s Board at the time of entry into the Merger Agreement. The plaintiffs then filed an amended petition and application for temporary injunctive relief on April 10, 2012. The Bushansky Suit alleges that the individual defendants breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the Merger Agreement. Specifically, plaintiffs allege, among other things, (i) breaches of fiduciary duties by members of the Board in connection with the proposed Merger, (ii) a claim for aiding and abetting the breach of fiduciary duty against all defendants, (iii) that the proposed Merger is inadequate, unfair and unreasonable, (iv) that the Merger Agreement unfairly deters competitive offers, (v) improper conflicts of interest, (vi) that the Board conducted an insufficient sales process, (vii) that the Company failed to disclose all material information in its preliminary proxy statement filed on March 27, 2012, and (viii) that the Board agreed to lock-up the acquisition with preclusive deal protection devices. The plaintiffs sought to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. On April 10, 2012, the Company received a demand letter from the plaintiffs in the Bushansky Suit requesting certain modifications to the Merger Agreement and supplemental disclosure in the proxy statement.

Another complaint, captioned Len Gostkowski v. Archipelago Learning, Inc., et al., was filed on March 28, 2012, by individual stockholders seeking class certification in the Court of Chancery of the State of Delaware, against the Company, Parent, Merger Sub, and the individual members of the Company’s Board at the time of entry into the Merger Agreement. The Gostkowski Suit alleges, among other things, (i) breaches of fiduciary duties by members of the Board in connection with the proposed Merger, (ii) a claim for aiding and abetting the breach of fiduciary duties against Parent and Merger Sub, (iii) prior improper related party transactions, (iv) that the Merger Consideration is unfair and inadequate, (v) improper conflicts of interest, (vi) that the Board conducted an insufficient sales process, and (vii) that the Board agreed to lock-up the acquisition with preclusive deal protection devices. Like the Bushansky Suit, the plaintiffs in the Gostkowski Suit sought to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses, including reasonable attorneys’ and experts’ fees. On April 10, 2012, the Company received a demand letter from the plaintiffs in the Gostkowski Suit requesting certain modifications to the Merger Agreement and supplemental disclosure in the proxy statement.

The Company and the other defendants have not yet filed a response to the complaints. The Company believes that these lawsuits are without merit. However, in order to avoid the burden, expense, risk, uncertainty, and distraction of continued litigation in connection with these lawsuits, the Company has reached a settlement in principle with the named plaintiffs, the principal terms of which are set forth in a Memorandum of Understanding entered into by all parties on April 26, 2012. The Memorandum of Understanding remains subject to court approval. The Company has recorded an immaterial accrual for the anticipated settlement amount in the March 31, 2012 financial statements. Such settlement required certain additional disclosures to be made in the proxy statement, but did not require modification to the Merger Agreement.

5. ACQUISITION OF ALLOY MULTIMEDIA

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

6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill during the three months ended March 31, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$167,761
Adjustment due to foreign currency	413

Balance as of March 31, 2012	$168,174

The changes in the carrying amount of intangible assets during the three months ended March 31, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$34,026
Acquisition of intangible asset	500
Amortization	(1,142)
Adjustment due to foreign currency	469

Balance as of March 31, 2012	$33,853

7. COMMITMENTS AND CONTINGENCIES

The Company is obligated, as lessee, under non-cancellable operating leases for office space in Dallas, Texas and Rutland, U.K. expiring through 2020. In addition, the Company is obligated, as lessee, under other non-cancellable operating leases for office equipment. As of March 31, 2012, the future minimum payments required under all operating leases with terms in excess of one year are as follows (in thousands):

Remainder of 2012	$820
2013	1,185
2014	1,026
2015	930
2016	931
Thereafter	3,523

$8,415

The Company also has a distribution agreement with a supplier which includes a minimum royalty payment requirement to keep the contract in effect, which is not included in the table above. The aggregate minimum requirement over the next ten years under the contract totals $13.1 million.

During 2011, the Company entered into a perpetual license agreement with a third party that includes annual maintenance payments, which are not included in the table above. The aggregate amount of those annual requirements through December 31, 2021 under the contract total $1.5 million.

Additionally, in connection with the acquisition of Alloy Multimedia made during 2011, the Company is obligated to make contingent payments of up to $1.0 million based upon the achievement of certain sales objectives for products sold from the acquired company.

Contingent on the consummation of the Merger (see note 4), the Company will be required to pay fees of approximately $5.2 million to certain advisors related to services performed that are related to the Merger.

8. EARNINGS PER SHARE

Earnings per share is computed using the two-class method, considering the restricted common shares, due to their participation rights in dividends of the Company. Under this method, the Company’s net income is reduced by the portion of net income attributable to the restricted common shares, and this amount is divided by the weighted average shares of common stock outstanding.

The components of earnings per share are as follows for the three months ended March 31 (in thousands):

	2012		2011
	Net Income	Shares	Net Income	Shares
Net income	$514	26,346	$989	26,337
Less: Income attributable to restricted shares	(16)	(800)	(36)	(956)

Net income available to common stockholders	498	25,546	953	25,381
Basic earnings per share	$0.02		$0.04

Dilutive effect of restricted common stock		101		248

Diluted earnings per share	$0.02	25,647	$0.04	25,629

For the three months ended March 31, 2012, 8,778 shares of restricted stock and options to purchase 745,294 weighted-average shares of common stock were excluded from the diluted earnings per share calculation, as their effect was antidilutive. For the three months ended March 31, 2011, 3,717 shares of restricted stock and options to purchase 922,212 weighted-average shares of common stock, were excluded from the diluted earnings per share calculation, as their effect was antidilutive.

9. STOCK-BASED COMPENSATION

During the three months ended March 31, 2012, the Company issued stock options in the amounts and for the periods shown in the following table. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2012
Number of options granted	331,441
Weighted average exercise price of options granted	$9.97
Weighted average grant date fair value of options granted	$4.93
Expected term (in years) (1)	6.25
Volatility (2)	50.77%
Risk free interest rate (3)	1.20%
Expected annual dividends	None

(1)	The expected term was calculated as the average between the vesting term and the contractual term. We used the simplified method discussed in ASC 718-10-S99-1, as we do not have sufficient historical data in order to calculate a more appropriate estimate.
(2)	Expected volatility was based on the historical volatility of guideline companies over a preceding period equal to the expected term of the award.
(3)	The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the options.

We recognized $0.6 million and $1.3 million in share-based compensation expense related to stock options and restricted stock awards during the three months ended March, 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $6.8 million of unrecognized stock-based compensation expense related to unvested restricted common stock and options for common stock that is expected to be recognized over a weighted average period of less than 2.8 years.

On January 31, 2011, Mr. James Walburg, the Company’s former Chief Financial Officer retired from his position at the Company. Mr. Walburg’s separation agreement allowed for the acceleration of his restricted stock as follows: 50% of his restricted common stock subject to time-based vested on January 10, 2011, 50% of his restricted common stock subject to time-based vested on January 10, 2012, and all of his restricted common stock subject to vesting based on performance measures vested on January 10, 2011. This accelerated vesting resulted in compensation expense of $0.7 million being recorded during the three months ended March 31, 2011.

On January 10, 2012, the Company granted an aggregate of 7,523 restricted stock units to Tim McEwen, Chairman, President and Chief Executive Officer of the Company. Pursuant to the terms of the restricted stock unit agreement and subject to Mr. McEwen’s continued employment, 41 2/3% of the restricted stock units is scheduled to be settled in cash on July 10, 2012, and the remaining restricted stock units are scheduled to be settled in common stock of the Company four years from the grant date on January 10, 2016.

Pursuant to the terms of the restricted stock unit agreement, Mr. McEwen will receive 7,523 dividend equivalent rights. See note 4 for further discussion of the impact of restricted stock units at the effective date of the Merger. Each dividend equivalent right relates to one restricted stock unit and entitles him to an amount equal to the per share dividend, if any, paid by the Company during the period between the grant date and vesting date of the related restricted stock unit. Each dividend equivalent right will vest and be payable in cash at the time that the related restricted stock unit is settled.

At the effective time of the Merger, certain options, shares of restricted stock, restricted stock units and shadow options will immediately vest, which will result in an estimated cash outlay of $7.2 million. This includes approximately $5.4 million resulting from the vesting of 489,937 shares of restricted stock subject to performance conditions which will be met as a result of the Merger. Cash outlay with respect to unvested equity awards is subject to change resulting from forfeitures due to employee departures from the Company prior to the effective time of the Merger. Therefore, a total cash outlay for the settlement of these awards cannot be determined until the Merger effective date. See note 4 for further discussion of the impact on outstanding stock options, restricted stock, restricted stock units, and shadow options as a result of the Merger.

10. BUSINESS SEGMENT DATA AND GEOGRAPHICAL INFORMATION

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

Geographical areas are the United States and the United Kingdom. The following geographical area information includes revenues based on the physical location of the operations (in thousands):

	XXXXXX.X	XXXXXX.X
	Three Months Ended March 31,
	2012	2011
Revenue:
United States	$17,148	$15,835
United Kingdom	2,037	1,468

Total Revenue	$19,185	$17,303

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	XXXXXX.X	XXXXXX.X
	March 31 2012	December 31 2011
Long lived assets:
United States	$24,527	$23,951
United Kingdom	12,517	12,426

Total long-lived assets	$37,044	$36,377

11. RELATED-PARTY TRANSACTIONS

The Company is a party to an agreement with MHT Securities, L.P. to provide advisory services in connection with the identification, evaluation and acquisition of businesses. MHT Securities, L.P. is an affiliate of MHT-SI, L.P. and MHT-SI GP, L.L.C., both stockholders in the Company. Under the terms of the agreement, we must pay a transaction fee to MHT Securities, L.P. upon the successful consummation of a merger, acquisition, consolidation, divestiture or similar transaction with any company initially identified and contacted by MHT Securities, L.P. as a potential acquisition for the Company. The amount of this transaction fee is dependent upon the size of the acquisition, but in no circumstances less than $250,000. Effective in October 2011, we amended the agreement with MHT Securities, L.P., increasing the transaction from a minimum of $250,000 to $650,000. Additionally, any reasonable expenses incurred in connection with this agreement are reimbursed. The Company paid $0.3 million under this agreement during the three months ended March 31, 2012. Contingent on the consummation of the Merger, the Company will owe this stockholder $0.7 million.

Providence Equity Partners beneficially owns 47% of the Company’s outstanding shares of common stock. Providence Equity Partners paid for certain costs related to travel and other expenses of members of the Company’s Board of Directors and other staff assisting those Directors in certain oversight functions and invoiced the Company for reimbursement. During the three months ended March 31, 2012, an insignificant amount of these costs were paid by the Company. During the same period in March 2011, the Company paid $0.1 million of these costs.

The Company purchases equipment from an affiliate of Providence Equity Partners. Equipment purchases with this supplier totaled $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

In connection with the Merger Agreement, Tim McEwen, our Chairman, Chief Executive Officer and President, and stockholders affiliated with Providence Equity Partners, who collectively beneficially own approximately 49% of the Company’s common stock, have each entered into support agreements with the Company and Plato to vote their shares for approval and adoption of the Merger Agreement. Their obligations under the support agreements to vote in favor of the Merger Agreement will terminate if the Merger Agreement is terminated or if the Board withdraws its recommendation for the Merger under the circumstances permitted by the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes in Item 1 of this report.

Overview

Archipelago Learning, Inc. (the “Company”, “we,” “us,” or “our”) is a leading subscription-based, SaaS provider of education products. We provide standards-based instruction, practice, assessments, reporting and productivity tools that support educators’ efforts to reach students in innovative ways and enhance the performance of students via proprietary web-based platforms. As of March 31, 2012, our products were utilized by over 14.6 million students in approximately 38,100 schools in all 50 states, Washington D.C., Canada, and the United Kingdom.

We were founded in 2000. In 2001, we launched our first Study Island products in two states. By 2009, we had developed Study Island products for all 50 states, in the subject areas of reading, writing, mathematics, social studies and science, and have grown from serving 57 schools in 2001 to 38,100 schools as of March 31, 2012 with our five product lines, Study Island, EducationCity, Northstar Learning, Reading Eggs and ESL ReadingSmart.

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

Effective September 1, 2011, as a result of the financial and operational integration of Educationcity Inc. into Study Island, we now have two operating segments: the U.S. Market (including Study Island, EducationCity, Northstar Learning, Reading Eggs, and ESL ReadingSmart product lines) and the U.K. Market (Educationcity Limited). We aggregate the two operating segments into one reportable segment based on the similar nature of the products, content and technical production processes, types of customers, methods used to distribute the products, and similar rates of profitability. See note 10 in our condensed consolidated financial statements for further information on segments and geographic area disclosures.

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

On March 3, 2012, we entered into a Merger Agreement with Plato and Merger Sub, a wholly owned subsidiary of Plato, providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation. Upon the Merger becoming effective, we will become a wholly owned subsidiary of Plato and each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $11.10 in cash without interest and less applicable withholding tax on the terms and subject to the conditions set forth in the Merger Agreement.

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

With no Congressional action pending to address ESEA reauthorization and the AYP issue, in 2011 the Federal government granted waivers to provide a framework for relief of some of the more onerous restrictions of NCLB, including AYP milestones for the 2011-2012 school year. To be granted waivers, states must perform the following tasks: (1) set performance targets based on whether students graduate from high school ready for college and career rather than having to meet NCLB’s 2014 deadline based on arbitrary targets for proficiency; (2) design locally tailored interventions to help students achieve instead of one-size-fits-all remedies prescribed at the federal level; (3) be free to emphasize student growth and progress using multiple measures rather than just test scores; and (4) have more flexibility in how they spend federal funds to benefit students. During 2011, 11 states applied for these waivers and in February 2012 all 11 of those states were granted waivers. An additional 26 states and the District of Columbia submitted applications for waivers by the February 2012 deadline with approvals expected in May 2012

The U.S. Department of Education implemented its highly publicized Race to the Top (“RttT”) competition in 2010 whereby winning states were awarded funds totaling $3.4 billion in aggregate for agreeing to implement bold educational reforms. States receiving these RttT funds are expected to implement educational reforms over the next several years. Eleven states and the District of Columbia were awarded $3.9 billion and received the monies between August 2010 and January 2011. In March 2011, an additional $500 million in funds were made available through another state competition focused on early education (Pre-K and Kindergarten), the RttT-Early Learning Challenge, with nine state winners receiving grants ranging from $50 million to $100 million. These investments will impact all early learning programs, including Head Start, public pre-K, childcare, and private preschools. Key reforms will include: aligning and raising standards for existing early learning and development programs; improving training and support for the early learning workforce through evidence-based practices; and building robust evaluation systems that promote effective practices and programs to help parents make informed decisions. Also in December 2011, the U.S. Department of Education announced that seven states will each receive a share of the $200 million in RttT Round 3 funds to advance targeted K-12 reforms aimed at improving student achievement. RTT3 focuses on supporting efforts to leverage comprehensive statewide reform, while also improving science, technology, engineering and mathematics education. The seven winning applications include commitments to enhance data systems, raise academic standards, improve principal and teacher support and evaluation systems and implement school interventions in underperforming schools.

A requirement for RttT applicants is to signal their intent to officially adopt the Common Core Standards for K-12 in reading and mathematics. As of December 31, 2011, 45 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands had officially adopted the new standards. Alaska, Minnesota, Nebraska, Texas and Virginia have not adopted the new standards. For those that have signaled, adoption of the standards, the transition will take time and does not bring immediate change in the classroom. We believe that implementation of the Common Core Standards will be a long-term process, as states rethink their teacher training, curriculum, instructional materials and testing. We continue to believe that Common Core Standards implementation will evolve in different ways across the adopting states and will raise the overall rigor of curriculum and assessments, but we increasingly believe that the federal government will not mandate national standards and assessments. Furthermore, there is now a growing movement in some states to oppose the Common Core Standards in order to prevent unwanted federal control over education. A study recently published by Pioneer Institute, the American Principles Project, and the Pacific Research Institute of California estimated that it will cost nearly $16 billion for 45 states plus the District of Columbia to implement the Common Core Standards over a seven year period.

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

In February 2012, President Obama presented his proposed FY 2013 federal budget to Congress, which would take effect October 1, 2012. Under this proposal, the Department of Education would receive nearly $70 billion. The proposal may encounter strong opposition from Congress, but we believe this initial proposal is encouraging. In addition, Representative Paul Ryan (R-WI), the ranking Republican on the House Budget Committee, released his budget proposal, Roadmap for America’s Future, in January 2012. Although Congressman Ryan reserved his most detailed policy prescriptions for Medicare, Medicaid, and Social Security, his Roadmap assumed that from 2010 through 2019 nondefense discretionary spending, including education, would be frozen at 2009 levels in nominal terms. With the Democrats and Republicans far apart on budget policy and priorities, we expect uncertainty to continue and it is possible that the FY 2013 budget will not to be finalized until after the autumn Presidential election in November.

In addition, most of our U.S. customers are public schools and school districts that are dependent on the availability of public funds, with about 46% of total education expenditures coming from state funds and 45% coming from local funds, which have become more limited as many states or districts face budget cuts due to decreases in their tax bases and rates. State and federal educational funding is primarily funded through income taxes, and local educational funding is primarily funded through property taxes. As a result of the ongoing recession, income tax revenue for the 2008 and 2009 tax years has decreased, which has put pressure on state and federal budgets. However, according to the Nelson A. Rockefeller Institute of Government, state tax revenues grew by 3.6% in the fourth quarter of 2011, representing the eighth consecutive quarter that states reported growth in collections on a year-over-year basis. Overall, state tax revenues are now above the peak levels which occurred during 2007 and 2008. Local property tax revenues grew by a modest 0.6 % in the fourth quarter, but declined in inflation-adjusted terms. Preliminary figures for January and February 2012 indicate further growth in revenues. Overall collections in 45 early-reporting states showed growth of 4.0 % compared to the same months of 2011.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table summarizes our consolidated operating results for the three months ended March 31 (dollars in thousands):

			Change
	2012	2011	Dollars	Percentage
Revenue	$19,185	$17,303	$1,882	10.9%
Cost of revenue	1,755	1,707	48	3.0%

Gross profit	17,430	15,596	1,834	11.8%
Operating expense:
Sales and marketing	6,214	5,921	293	4.9%
Content development	1,729	1,707	22	1.3%
General and administrative	7,543	5,453	2,090	38.3%

Total	15,486	13,081	2,405	18,4%

Operating income	1,944	2,515	(571)	(22.7%)
Other income (expense):
Interest expense	(1,070)	(1,094)	24	2.1%
Interest income	30	70	(40)	(57.1%)
Foreign currency loss	(128)	(121)	(7)	5.0%

Total	(1,168)	(1,145)	(22)	(1.9%)

Income before tax	776	1,370	(594)	(43.4%)
Provision for income tax	262	381	(119)	(31.2%)

Net income	$514	$989	$(475)	(48.0%)

Revenue

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

Pricing for subscriptions is based on a variety of factors. Study Island, ReadingEggs, ESL ReadingSmart, and Northstar Learning subscriptions are priced on a fixed price per class or a variable price per school based on the number of students per grade using the products. In addition, subscriptions are priced on a per subject matter basis with discounts given if all of the subjects for a given grade are purchased. Subscription prices also vary by state based on the number, complexity and comprehensiveness of the applicable standards. For EducationCity, schools and/or districts (local authorities) pay a fixed annual subscription fee for each subject.

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

Revenue for the three months ended March 31, 2012 was $19.2 million, representing an increase of $1.9 million, or 11%, as compared to revenue of $17.3 million for the three months ended March 31, 2011. This increase in revenue during the period is due to higher cash sales in the cumulative previous 5 quarters ending March 31, 2012 compared to the same period in 2011, This included approximately $0.4 million more in ReadingEggs cash sales, which are recognized at the time of sale, less the royalty payment, and the run-off of purchase accounting adjustments related to the EducationCity acquisition in 2010. The Company continues to be impacted by uncertainty in state and local funding to schools as reflected in the 1% increase in total invoiced sales for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

The following table sets forth information regarding our invoiced sales as well as other metrics that impact our revenue for the three months ended March 31 (dollars in thousands):

	2012	2011
Invoiced sales:
New customers	$3,607	$4,251
Existing customers	11,820	11,002
Other sales	123	145

Total	15,550	15,398

Royalties on invoiced sales	(246)	(111)
Change in deferred revenue	3,881	2,016

Revenue	$19,185	$17,303

Other metrics:
U.S. schools using our products	29,200	28,400
U.K. schools using our products	8,900	9,200
U.S. products available	2,305	2,280
U.K. products available	90	87

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

Due to purchase accounting for the acquisition of EducationCity, we do not recognize the full amounts paid by customers for acquired subscriptions prior to the acquisition. Consequently, the deferred revenue balance at the date of acquisition was reduced from $15.6 million to $9.9 million. The purchase accounting adjustment reduced our revenues by $0.4 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. For the Alloy Multimedia acquisition, the deferred revenue balance at the date of acquisition was not materially reduced, and therefore, the purchase accounting adjustment did not materially impact revenue for the three months ended March 31, 2012.

As of March 31, 2012, approximately 29,200 schools used our U.S. products and approximately 8,900 schools used our U.K. products. A school is considered to be using our products if it has an active subscription for any or all of the products available to it. The number of schools using our products will increase for sales to new schools and will decrease if schools do not renew their subscriptions. We generally contact schools several months in advance of the expiration of their subscription to attempt to secure renewal subscriptions. If a school does not renew its subscription within six months after its expiration, we categorize it as a lost school. If the school subsequently purchases a subscription to our products after this renewal period, we consider it to be a new subscription.

Cost of Revenue

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

Cost of revenue for the three months ended March 31, 2012 increased by $0.1 million, or 3.0%, to $1.8 million from $1.7 million for the three months ended March 31, 2011. The increase in cost of revenue was primarily attributable to increased costs for the Company’s disaster recovery sites.

Sales and Marketing Expense

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

Sales and marketing expense for the three months ended March 31, 2012 increased by $0.3 million, or 4.9%, to $6.2 million from $5.9 million for the three months ended March 31, 2011. The increase was primarily attributable to increases in salaries and related costs resulting from increased headcount and annual salary increases.

Content Development Expense

Our content development expense primarily consists of salaries and related expense for our content development employees, who are responsible for writing the questions for our products, outsourced content writing costs, and amortization of our program content intangible assets.

Content development expense for the three months ended March 31, 2012 increased by 1.3%, to $1.7 million for the three months ended March 31, 2011. The increase was primarily attributable to increases in salaries and related costs offset by a reduction in contract labor of $0.1 million and reduced dues and subscriptions of $0.1 million.

General and Administrative Expense

Our general and administrative expense includes salaries and related expense for our executive, accounting, and other administrative employees, professional services, rent, insurance, travel and other corporate expense.

General and administrative expense for the three months ended March 31, 2012 increased by $2.1 million, or 38.3%, to $7.5 million from $5.5 million for the three months ended March 31, 2011. The increase was primarily due to $3.0 million of costs associated with the Merger offset by a $0.8 million decrease in stock-based compensation expenses primarily associated with non-cash equity compensation to the Company’s former Chief Financial Officer, who retired in January 2011.

Other Income (Expense)

Our other income (expense) includes interest expense, interest income and foreign currency losses.

Other income (expense) totaled $1.2 million of net expense for the three months ended March 31, 2012, and was generally consistent in nature to net expense of $1.1 million for the three months ended March 31, 2011.

Interest expense includes interest on our $70.0 million term loan and $10.0 million revolving credit facility entered into in November 2007, interest on our $15.0 million supplemental term loan entered into in June 2010, and amortization of debt financing costs. No amounts were outstanding under the revolving credit facility during the three months ended March 31, 2012 or 2011. The amounts borrowed under our term loan bear interest at rates based upon LIBOR, plus an applicable margin.

Interest income includes income on our cash and cash equivalent investments.

The foreign currency loss was primarily related to payments of intercompany transactions between the Company in the United States and its EducationCity subsidiary in the United Kingdom.

Provision for Income Tax

Our provision for income tax is comprised of federal, foreign, state and local taxes based on our income in the appropriate jurisdictions. We recognized tax expense using an effective rate of 33.8% for the three months ended March 31, 2012 as compared to 27.8% for the three months ended March 31, 2011. The expected effective tax rate of 34.0% for March 31, 2011 was decreased to 27.8% due to a one-time tax benefit related to the decrease in the statutory tax rate in the United Kingdom.

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

We finance our operations primarily through cash flow from operations. Several factors outside of our control may impact our cash flow. For example, we believe that there is substantial uncertainty around the substance and timing of the ESEA reauthorization. The terms of its extension, reauthorization or new legislation that would replace it may materially impact the demand for our products If new legislation lessens the importance of state-by-state testing and assessments, demand for our products may materially decrease, or if competitors can more easily enter our markets because of the establishment of national education standards, we may experience lower cash flows, both of which would affect our liquidity. In addition, if state and local budget cuts in education continue, our public school and school district customers may lack funding to buy our products which may result in fewer sales or require us to lower prices for our products, either of which would have a negative impact on our cash flows.

Our primary sources of liquidity are our cash and cash equivalent balances as well as availability under our revolving credit facility. As of March 31, 2012, we had cash and cash equivalents of $60.1 million and $10.0 million of availability under our revolving credit facility. Our total indebtedness was $74.9 million at March 31, 2012, including our additional term loan of $15.0 million in connection with the acquisition of EducationCity and our amended credit agreement. We believe that our consistent cash flows and our $10.0 million availability under our revolving credit facility, combined with our low capital expenditure costs will provide us with sufficient capital to continue to grow our business. There can be no assurance, however, that cash resources will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend upon our future results of operations and our ability to obtain additional debt or equity capital and our ability to stay in compliance with our financial covenants, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We may also need to obtain additional funds to finance acquisitions, which may be in the form of additional debt or equity. Although we believe we have sufficient liquidity under our revolving credit facility, as discussed above, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Pursuant to the Merger Agreement, the Company’s credit facility is expected to be terminated and outstanding borrowings thereunder to be repaid upon closing of the Merger. As a condition to Plato’s obligation to close the Merger, the Company must deliver payoff letters with respect to its current credit agreement and releases of all liens thereunder, subject only to the payment of the amounts set forth in the payoff letters.

Cash Flows

Our net consolidated cash flows consist of the following, for the three months ended March 31 (in thousands):

	2012	2011
Provided by (used in):
Operating activities	$(3,268)	$2,085
Investing activities	(1,469)	(1,020)
Financing activities	—	(192)

Cash Flows from Operating Activities

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2012, compared to net cash provided by operating activities of $2.1 million during the three months ended March 31, 2011. This $5.4 million decrease was primarily due to a decrease in deferred revenue of $3.7 million resulting from more revenue recognized in the first quarter than invoice sales booked and an increase in accounts receivable balances because a large portion of the quarterly sales were booked in late March. Also, the Company paid $1.0 million in income taxes in 2012, primarily due to the gain on the sale of Edline in 2011.

Cash Flows from Investing Activities

Net cash used for investing activities for the three months ended March 31, 2012 included $1.0 million for the purchase of property and equipment and $0.5 for the acquisition of an intangible asset used in the Company’s science related products. Net cash used for investing activities for the three months ended March 31, 2011 was $1.0 million for the purchase of property and equipment.

Cash Flows from Financing Activities

No cash was provided nor used in financing activities for the three months ended March 31, 2012. Net cash used in financing activities for the three months ended March 31, 2011 included $0.2 million in principal payments on our term loan.

Credit Facility

Our wholly-owned subsidiary, Archipelago Learning, LLC (formerly Study Island, LLC) (“the Borrower”) is the borrower under a credit facility with General Electric Capital Corporation, as agent, composed of a term loan, of which, $74.9 was outstanding as of March 31, 2012, and a $10.0 million revolving credit facility, of which no amount was outstanding as of March 31,2012. Our wholly owned subsidiary, AL Midco, LLC (“AL Midco”), is the guarantor under such credit facility. The term loan bears interest rates based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin (3.75% as of March 31, 2012 and 2011, in each case for a LIBOR-based term loan) determined based on the Borrower’s leverage ratio. Amounts under the revolving credit facility can be borrowed and repaid, from time to time, at the Borrower’s option, subject to the pro forma compliance with certain financial covenants. If amounts are borrowed against the revolving credit facility in the future, those amounts would bear interest based upon either a base rate or LIBOR (with a floor of 1.25%) plus an applicable margin determined based on the Borrower’s leverage ratio. The credit facility also provides for a letter of credit sublimit of $2.0 million.

The Credit Agreement has been amended from time to time, most recently in March 2012, to permit a capital contribution to Archipelago Learning Holdings UK, Ltd. of inter-company loans previously made by Archipelago International Holdings, Inc., as lender, to Archipelago Learning Holdings UK, Ltd., as borrower. This amendment is between Archipelago Learning, LLC as borrower, AL Midco, LLC, Archipelago International Holdings and Education City Inc. as the other credit parties, and the Company’s lenders.

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

The Credit Agreement contains certain affirmative and negative covenants applicable to AL Midco, the Borrower and the Borrower’s subsidiaries that, among other things, limit the incurrence of additional indebtedness, liens on property, sale and leaseback transactions, investments, loans and advances, merger or consolidation, asset sales, acquisitions, dividends, transactions with affiliates, prepayments of subordinated indebtedness, modifications of the Borrower’s organizational documents and restrictions on the Borrower’s subsidiaries. The Credit Agreement contains events of default that are customary for similar credit facilities, including a cross-default provision with respect to any other indebtedness and an event of default that would be triggered by a change of control, as defined in the Credit Agreement. As of March 31, 2012, the Borrower was in compliance with all covenants. The Credit Agreement is secured on a first-priority basis by security interests (subject to permitted liens) in substantially all of the assets of the Borrower and AL Midco.

The Borrower has the right to optionally prepay its borrowings under the Credit Agreement, subject to the procedures set forth in the Credit Agreement. The Borrower may be required to make prepayments on its borrowings under the Credit Agreement if it receives proceeds as a result of certain asset sales, debt issuances, or events of loss. In addition, a mandatory prepayment of borrowings under the Credit Agreement is required each fiscal year in an amount equal to (i) 75% of excess cash flow (as defined by the Credit Agreement) if the leverage ratio as of the last day of the fiscal year is greater than 4.00 to 1.00, (ii) 50% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 4.00 to 1.00 but greater than 3.25 to 1.00, or (iii) 25% of excess cash flow if the leverage ratio as of the last day of the fiscal year is less than or equal to 3.25 to 1.00. No mandatory prepayment is required if the leverage ratio is less than or equal to 2.50 to 1.00 on the last day of the fiscal year. The Borrower was not required to make a mandatory prepayment related to the year ended December 31, 2011.

As of March 31, 2012, $74.9 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. As of December 31, 2011, $74.9 million of borrowings were outstanding under the term loans and no amounts were outstanding under the revolving credit facility. For the three months ended March 31, 2012 and 2011, the weighted average interest rate under the term loans was 5.00%.

Pursuant to the Merger Agreement with Plato, this credit facility is expected to be terminated and outstanding borrowings thereunder to be repaid upon closing of the Merger. As a condition to Plato’s obligation to close the Merger, the Company must deliver payoff letters with respect to its current credit agreement and releases of all liens thereunder, subject only to the payment of the amounts set forth in the payoff letters.

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

The accounting policies we believe to be most critical to understanding our results of operations and financial condition and that require complex and subjective management judgments are discussed in our annual report on Form 10-K. We have not adopted any changes to such policies during the three months ended March 31, 2012 except as described below.

Recently Issued Accounting Standards

Adopted

In May 2011, the FASB issued updated guidance to improve the comparability of fair value measurements and related disclosures between GAAP and International Financial Reporting Standards. This update amends the accounting rules for fair value measurements and disclosure. The amendments are of two types: (i) those that clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this standard effective January 1, 2012, which did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance on the presentation of other comprehensive income in the financial statements. The standard eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single, continuous statement of comprehensive income or as two separate but consecutive statements. The Company adopted this standard effective in the first quarter of 2012. Previously, the Company had reported other comprehensive income in the statement of stockholders’ equity, however beginning in the first quarter of 2012, the Company began to present other comprehensive income in two separate but consecutive statements in accordance with the new standard.

Issued

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to market risks in the normal course of business due to changes in interest rates and foreign currency exchange rates. Our exposures to market risk have not changed materially since December 31, 2011. For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Shortly after the announcement of the Merger, Stephen Bushansky v. Archipelago Learning, Inc., et al., a putative stockholder class action lawsuit for which no class has yet been certified, was filed on March 7, 2012 in the County Court At Law No. 3 of Dallas County, Texas against the Company (“Parent”), Merger Sub, and the individual members of the Company’s Board at the time of entry into the Merger Agreement. The plaintiffs then filed an amended petition and application for temporary injunctive relief on April 10, 2012. The Bushansky Suit alleges that the individual defendants breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the Merger Agreement. Specifically, plaintiffs allege, among other things, (i) breaches of fiduciary duties by members of the Board in connection with the proposed Merger, (ii) a claim for aiding and abetting the breach of fiduciary duty against all defendants, (iii) that the proposed Merger is inadequate, unfair and unreasonable, (iv) that the Merger Agreement unfairly deters competitive offers, (v) improper conflicts of interest, (vi) that the Board conducted an insufficient sales process, (vii) that the Company failed to disclose all material information in its preliminary proxy statement filed on March 27, 2012, and (viii) that the Board agreed to lock-up the acquisition with preclusive deal protection devices. The plaintiffs sought to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. On April 10, 2012, the Company received a demand letter from the plaintiffs in the Bushansky Suit requesting certain modifications to the Merger Agreement and supplemental disclosure in the proxy statement.

Another complaint, captioned Len Gostkowski v. Archipelago Learning, Inc., et al., was filed on March 28, 2012, by individual stockholders seeking class certification in the Court of Chancery of the State of Delaware, against the Company, Parent, Merger Sub, and the individual members of the Company’s Board at the time of entry into the Merger Agreement. The Gostkowski Suit alleges, among other things, (i) breaches of fiduciary duties by members of the Board in connection with the proposed Merger, (ii) a claim for aiding and abetting the breach of fiduciary duties against Parent and Merger Sub, (iii) prior improper related party transactions, (iv) that the Merger Consideration is unfair and inadequate, (v) improper conflicts of interest, (vi) that the Board conducted an insufficient sales process, and (vii) that the Board agreed to lock-up the acquisition with preclusive deal protection devices. Like the Bushansky Suit, the plaintiffs in the Gostkowski Suit sought to enjoin the proposed Merger, to recover damages in the event that the proposed Merger is consummated and to award the named plaintiff in such suit its fees and expenses, including reasonable attorneys’ and experts’ fees. On April 10, 2012, the Company received a demand letter from the plaintiffs in the Gostkowski Suit requesting certain modifications to the Merger Agreement and supplemental disclosure in the proxy statement.

The Company and the other defendants have not yet filed a response to the complaints. The Company believes that these lawsuits are without merit. However, in order to avoid the burden, expense, risk, uncertainty, and distraction of continued litigation in connection with these lawsuits, the Company has reached a settlement in principle with the named plaintiffs, the principal terms of which are set forth in a Memorandum of Understanding entered into by all parties on April 26, 2012. The Memorandum of Understanding remains subject to court approval. The Company has recorded an immaterial accrual for the anticipated settlement amount in the March 31, 2012 financial statements. Such settlement required certain additional disclosures to be made in the proxy statement, but did not require modification to the Merger Agreement.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any unregistered securities or purchased any of our equity securities during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 10th day of May, 2012.

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